Form 10-Q
period 1996-05-04
SAKS HOLDINGS INC
filed 1996-07-05
CIK 1010744

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended May 4, 1996

Commission File Number


                               SAKS HOLDINGS, INC.
           (Exact name of the registrant as specified in its charter)


          Delaware                                            52-1685667
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


12 East 49th Street, New York, New York                         10017
(Address of principal executive offices)                      (Zip Code)


                                 (212) 940-4048
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

1)    Yes |X|              No  | |
2)    Yes | |              No  |X|

As of May 22, 1996 there were outstanding 63,029,105 shares of the issuer's common stock, $.01 par value.

                               SAKS HOLDINGS, INC.

                                      INDEX


Part I. Financial Information                                           Page
                                                                        Number

   Item 1. Condensed Consolidated Balance Sheets as of May 4, 1996,
             April 29, 1995 and February 3, 1996                          1


           Condensed Consolidated Statements of Operations for the
             Thirteen weeks ended May 4, 1996 and
             April 29, 1995                                               2


           Condensed Consolidated Statements of Cash Flows for the
             Thirteen weeks ended May 4, 1996 and
             April 29, 1995                                               3


           Notes to Condensed Consolidated Financial Statements         4-5


   Item 2. Management's  Discussion and Analysis of Financial Condition
             and Results of Operations                                  6-7


Part II. Other Information

   Item 1    Legal proceedings                                            8
   Item 2    Changes in securities                                        8
   Item 3    Defaults upon senior securities                              8
   Item 4    Submission of matters to a vote of security holders          8
   Item 5    Other information                                            8
   Item 6    Exhibits and Reports on Form 8-K                             8

Signatures                                                                9

                              SAKS HOLDINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                    (UNAUDITED)  (UNAUDITED)
                                                      May 4,      April 29,   February 3,
(in thousands)                                         1996         1995         1996
                                                    ----------   ----------   ----------
ASSETS:

Current assets:
   Cash and cash equivalents                        $   10,935   $    7,586   $    6,627
   Accounts receivable, net                             54,750       47,178       37,426
   Merchandise inventories                             379,931      328,418      339,723
   Other current assets and restricted cash             51,497       36,341       61,538
                                                    ----------   ----------   ----------
         Total current assets                          497,113      419,523      445,314


Property and equipment, net                            779,052      781,692      780,264

Intangibles and other assets                           141,033      133,812      140,609
                                                    ----------   ----------   ----------

         Total Assets                               $1,417,198   $1,335,027   $1,366,187
                                                    ==========   ==========   ==========



Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable, trade                          $  128,354   %  139,995   $  119,399
   Accrued liabilities                                 104,126       87,328      119,312
   Taxes other than income taxes                        16,219       32,993       21,456
   Current portion of long-term debt                    22,305       19,825       26,463
   Other current liabilities                             4,749        4,167        4,772

         Total current liabilities                     275,753      284,308      291,402
                                                    ----------   ----------   ----------


Long-term debt                                         909,339      782,702      840,239
Other non-current liabilities                          151,741      137,381      151,371
                                                    ----------   ----------   ----------

         Total liabilities                           1,336,833    1,204,391    1,283,012

Shareholders' equity                                    80,365      130,636       83,175
                                                    ----------   ----------   ----------

         Total Liabilities & shareholders' equity   $1,417,198   $1,335,027   $1,366,187
                                                    ==========   ==========   ==========



           See Notes to Condensed Consolidated Financial Statements.

                               SAKS HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS of OPERATIONS
                                   (UNAUDITED)


(In thousands except for                                  Thirteen Weeks Ended
per share amounts)                                         May 4,      April 29,
                                                            1996         1995
                                                         ---------    ---------

Net Sales                                                $ 464,479    $ 384,575
Cost of sales, including buying and occupancy             (323,173)    (262,446)
                                                         ---------    ---------
     Gross Margin                                          141,306      122,129
Selling, general and administrative expenses              (120,038)    (109,236)
Impairment and special charges                                   0       (8,900)
                                                         ---------    ---------
Operating income                                            21,268        3,993
Interest expense, net                                      (24,221)     (20,546)
                                                         ---------    ---------

          Income (loss) from operations
            before income taxes                             (2,953)     (16,553)
Income taxes                                                     0            0
                                                         ---------    ---------

          Net income (loss)                              ($  2,953)   ($ 16,553)
                                                         =========    =========




Net income (loss) per share                              ($   0.07)   ($   0.37)
                                                         =========    =========

Weighted avg. shares outstanding                            44,967       44,955
                                                         =========    =========






            See Notes to Condensed Consolidated Financial Statements

                               SAKS HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
                                   (UNAUDITED)



(in thousands)                                              Thirteen Weeks Ended
                                                              May 4,   April 29,
                                                              1996       1995
                                                             -------    -------
Earnings and depreciation and amortization                  $ 15,338   $  3,016

Adjustments to reconcile net earnings to net cash
   (used in) operations:

   Change in operating assets and liabilities                (52,356)    (9,051)

Net cash (used in) operating activities                      (37,018)    (6,035)
                                                            --------   --------


Net cash (used in) investing activities                      (19,292)   (17,208)
                                                            --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings (payments) under senior credit facility     69,100    (47,568)
   Borrowings of debt                                              0     75,000
   Repayment of debt                                          (4,159)         0
   Financing costs                                            (3,539)    (5,353)
   Other                                                        (784)      (878)
                                                            --------   --------

Net cash provided by financing activities                     60,618     21,201
                                                            --------   --------

   Increase (decrease) during the period                    $  4,308   ($ 2,042)
                                                            ========   ========





            See Notes to condensed Consolidated Financial Statements

                               SAKS HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   Basis of presentation

     The condensed consolidated financial statements of Saks Holdings, Inc. and its subsidiaries (the "Company") are submitted in response to the requirements of Form 10-Q and should be read in conjunction with the consolidated financial statements previously filed. In the opinion of management, these statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position, the results of operations and net cash flows for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The retail industry is seasonal in nature, and historically the results of operations for interim periods may not be indicative of the results for the full year.

2.   Special charges

     A special charge of $8.9 million ($.20 per share) was recorded in the thirteen weeks ended April 29, 1995. This charge represented costs to integrate four former I. Magnin store locations.

3.   Receivables Securitization

     SFA Finance Company ("Finco") is a wholly owned subsidiary established for the purpose of purchasing proprietary credit card receivables ("Receivables") from Saks & Company ("Saks"). In April 1996 Saks Master Trust (the "New Receivables Trust") was formed pursuant to a pooling and servicing agreement among Finco, Saks, as servicer, and Bankers Trust Company, as trustee (the "New A/R Trustee"). The assets of the New Receivables Trust currently consist principally of a certificate evidencing the entire interest in the Transition Certificate, Series 1996-1 (the "Transition Certificate"), which is the second outstanding series issued by SFA Master Trust. The Transition Certificate represents the interest in the assets of the SFA Master Trust not represented by Series 1991-2 and has a principal amount which will fluctuate from time to time according to the level of receivables in the SFA Master Trust in excess of the amount required to support the Series 1991-2 Certificates. On the date on which Series 1991-1 has been fully liquidated (the "Existing Trust Termination Date"), the assets of the SFA Master Trust will be transferred to the New Receivables Trust in exchange for the cancellation of the Transition Certificate. After the Existing Trust Termination Date, Saks will receive a fee for servicing the Receivables for the New Receivables Trust.

     In April 1996 the New Receivables Trust sold two series of certificates of beneficial interests. These certificates represent undivided interests in the receivables generated from time to time by Saks by a portfolio of accounts meeting the designated eligibility requirements. Series 1996-1 is a medium term series that matures in April 1999. Approximately $297 million of Class A Series 1996-1 Certificates and $53 million of Class B Series 1996-1 Certificates were sold in non-public transactions. Approximately $47 million of subordinated Series 1996-1 Certificates were privately placed at the same time. All such certificates bear interest at fixed spreads over one-month LIBOR. Finco retains approximately $16.5 million of subordinated Series 1996-1 Certificates. Series 1996-1 has a substantial prefunded amount, which will be invested in Receivables (via the Transition Certificate) as cash allocable to Series 1991-2 is no longer reinvested in Receivables, but instead is accumulated in order to make the principal payment due with respect thereto in November 1996.

     Series 1996-2 is a series with a variable principal amount. The Class A Series 1996-2 Certificates have a maximum outstanding principal balance of $100 million and have been privately placed. Subordinated Series 1996-2 Certificates, with an aggregate maximum outstanding principal balance of approximately $16.0 million, also were privately placed. All Series 1996-2 Certificates bear interest at fixed spreads over one-month LIBOR. Finco will retain up to approximately $5.0 million of subordinated Series 1996-2 Certificates. The principal balance of Series 1996-2 is currently zero.

4.   Contingencies

     Saks is a defendant in a suit pending in the Supreme Court of the State of New York, County of New York, in which the plaintiff, a former Saks employee, contends, among other things, that Saks was negligent in hiring a co-worker who allegedly assaulted the plaintiff. The plaintiff is seeking $10 million in damages. Saks has moved to dismiss the action. Saks believes that, subject to a self-insured retention, the claim is covered by Saks' insurance. In connection with the suit, Saks also is in litigation with one of its insurance providers regarding the provider's duties and obligations under its insurance contract with Saks. Saks does not believe that the resolution of these suits will have a material adverse impact on its financial position or results of operations.

     The Company also is involved in various other suits and claims in the ordinary course of business. Management does not believe that the disposition of such suits will have a material adverse effect on the financial position or continuing operations of the Company.

     The Company has entered into an agreement to sell its current distribution facility, located in Yonkers, New York. The sale is subject to the successful rezoning of the property. If rezoned, proceeds associated with the sale would fall within the range of $20 to $25 million. A sale of the distribution center in this price range could result in a gain on sale of $8 to $13 million. Management is unable to determine at this time if this transaction will be completed.

5.   Accounting for the Impairment of Long-Lived Assets

     As required, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" beginning with fiscal 1996 reporting. SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed whenever events or changes in circumstances indicate that recoverability is questionable. The adoption did not have a material effect on the results of operations or financial position.

6.   Subsequent events

     In May 1996, the Company completed an initial public offering. The Company sold approximately 18 million shares at an initial offering price, net of underwriting discount, of $23.50 per share. The net proceeds from the offering were approximately $419 million. The net proceeds from the offering were primarily used to prepay term loan borrowings under the Senior Credit Facility and repay outstanding balances on the revolving credit portion of the facility. Effective with the offering the Company amended its Senior Credit Facility to lower the spread on its variable interest rate borrowings under the Facility and change the availability of borrowings under the Facility. Upon completion of the initial public offering, the Company had $322 million of borrowing capacity available under the revolving credit portion of the Facility and had $144 million in term loan borrowings outstanding.

                               Saks Holdings, Inc.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

         Results of Operations for the Thirteen Weeks Ended May 4, 1996
              Compared with the Thirteen Weeks Ended April 29, 1995


Net sales for the thirteen weeks ended May 4, 1996 were $464.5 million, an increase of $79.9 million or 20.8% over net sales of $384.6 million reported in the thirteen weeks ended April 29, 1995. Comparable sales increased 15.9% from the 1995 fiscal period. Because fiscal 1995 included 53 weeks, the 13 week period in fiscal 1996 and 1995 are not comparable. Adjusting for the week difference in the calendar, the increases in total and comparable sales were 17.9% and 13.3% respectively.

Full-line and resort store net sales increased $56.6 million, or 16.4 %, from $346.0 million in the fiscal 1995 period to $402.6 million in the fiscal 1996 period. Comparable sales increased 15.1% from the fiscal 1995 period. Off 5th store net sales increased $18.4 million, or 91.9%, from $20.0 million to $38.3 million, primarily the result of the opening of eleven new stores in the fall of 1995. Comparable sales increased 18.6% from the fiscal 1995 period. Folio catalog net sales increased by $5.0 million, or 26.7%, from $18.6 million to $23.6 million.

Cost of sales includes the cost of merchandise and buying and occupancy costs. Cost of sales increased $60.7 million or 23.1% during the thirteen weeks ended May 4, 1996 compared to the 1995 fiscal period. As a percentage of net sales, cost of sales including buying and occupancy costs was 69.6% in the fiscal 1996 period compared to 68.2% in the fiscal 1995 period. The increase in the cost of sales rate for the fiscal 1996 period was due to several factors. These factors included primarily the cost of customer affinity programs, the increased penetration of lower margin Off 5th sales and increased cost of sales rate for Folio.

Selling, general and administrative expenses increased by $10.8 million or 9.9% to $120.0 million in the thirteen weeks ended May 4, 1996 from the 1995 fiscal period primarily due to higher sales volume related costs. As a percentage of net sales, selling, general and administrative expenses were 25.8% in the 1996 fiscal period compared to 28.4% in the 1995 fiscal period. The improvement in the selling, general and administrative expense rate resulted primarily from improved store expense leverage. A portion of this improved leverage results from the calendar shift following the 53 week 1995 fiscal year.

Special charges of $8.9 million ($.20 per share) were recorded in the fiscal 1995 period. These charges represent costs associated with the integration of four former I. Magnin store locations.

Operating income was $21.3 million in the fiscal 1995 period, an increase of $17.3 million from the fiscal 1995 period. Excluding the special charges in the 1995 period, operating income increased by $8.4 million or 65.0%.

Interest expense increased 17.9% to $24.2 million in the thirteen weeks ended May 4, 1996 compared to the 1995 fiscal period, primarily due to increased borrowing levels to support working capital growth and capital expenditures as well as slightly higher costs associated with a real estate financing facility that was put into place in May 1995.

At February 3, 1996, the Company had a net operating loss carryforward of $728 million which is available to offset taxes otherwise payable on the Company's future earnings. The carryforwards begin to expire, unless used, in fiscal 2005. The Company anticipates that the income tax provision for the full year will be immaterial, therefore the benefit has not been reflected in the thirteen week period ended May 4, 1996.


       Changes in Financial Condition and Liquidity since February 3, 1996


During the fiscal 1996 period, the Company financed its working capital needs and capital expenditures primarily with cash provided by its Senior Credit Facility. The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in the Company's Condensed Consolidated Statement of Cash Flows.

Net cash used in operating activities was $37.0 million during the thirteen weeks ended May 4, 1996. The primary items affecting working capital were a net increase in merchandise inventories of $35.3 million (net of related payables).

Net cash used in investing activities was $19.3 million during the thirteen weeks ended May 4, 1996. Capital expenditures were $14.0 million, net of construction allowances, during the fiscal 1996 period and consisted principally of construction of new stores and the development of and investment in new MIS systems to support the long term growth and business strategies of the company. The company plans to open five new full line and resort stores by the fall of 1996 and fourteen new Off 5th stores through out the year.

The Company increased its bank borrowings by $69.1 million during the thirteen weeks ended May 4, 1996. At that date, the Company had $44 million available under its Senior Credit Facility.

In April 1996, the Company replaced its existing accounts receivable securitization program with a new facility. The program includes $413 million in floating rate medium term notes and $121 million in variable principal floating rate series. The medium term notes and variable principal amount series mature in April 1999.

The Company completed an initial public offering on May 22, 1996 whereby the Company sold approximately 18 million shares of common stock. The net proceeds of approximately $419 million were primarily used to prepay term loan borrowings under the Senior Credit Facility and repay outstanding balances on the revolving credit portion of such facility.

                               SAKS HOLDINGS, INC.

                            PART II OTHER INFORMATION


  Item 1    Legal proceedings                                     Not Applicable
  Item 2    Changes in securities                                 Not Applicable
  Item 3    Defaults upon senior securities                       Not Applicable
  Item 4    Submission of matters to a vote of security holders   Not Applicable
  Item 5    Other Information                                     Not Applicable
  Item 6(a) Exhibits                         Exhibit 27: Financial Data Schedule
  Item 6(b) Reports on Form 8-K                                   Not Applicable

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        SAKS HOLDINGS, INC
                                                        ------------------
                                                           (Registrant)


                                                  /S/ Mark E. Hood
Date:   July  03, 1996                       ..................................
                                               Mark E. Hood
                                               Vice President - Finance
                                               Principal Accounting Officer