Form 10-Q
period 1996-08-03
SAKS HOLDINGS INC
filed 1996-08-29
CIK 1010744

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 1996

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

1)    Yes |X|      No  |   |
2)    Yes |X|      No  |   |

As of August 3, 1996 there were outstanding 63,034,489 shares of the issuer's common stock, $.01 par value.

                             SAKS HOLDINGS, INC.
                                    INDEX


                                                                           Page
Part I.       Financial Information                                       Number


     Item 1.  Condensed Consolidated Balance Sheets as of August 3, 1996,
              July 29, 1995 and February 3, 1996                             1

              Condensed Consolidated Statements of Operations for the
              Second quarter and Six months ended August 3, 1996 and
              July 29, 1995                                                  2

              Condensed Consolidated Statements of Cash
              Flows for the Six months ended August 3, 1996 and
              July 29, 1995                                                  3

              Notes to Condensed Consolidated Financial Statements          4-6

     Item 2.  Management's  Discussion and Analysis of Financial Condition
              and Results of Operations                                     7-10

 Part II.     Other Information

     Item 1   Legal proceedings                                              11
     Item 2   Changes in securities                                          11
     Item 3   Defaults upon senior securities                                11
     Item 4   Submission of matters to a vote of security holders            11
     Item 5   Other information                                              11
     Item 6   Exhibits and Reports on Form 8-K                               11

              Signatures                                                     12

                             SAKS HOLDINGS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                   August 3,     July 29,   February 3,
(in thousands)                        1996         1995        1996
                                  -------------------------------------
Assets:
Current assets:
   Cash and cash equivalents      $     2,688 $      7,776 $    6,627
   Accounts receivable, net            44,467       39,049     37,426
   Inventories                        389,610      318,317    339,723
   Other current assets and
     restricted cash                   52,149       39,889     61,538
                                  ------------------------------------
        Total current assets          488,914      405,031    445,314

Property and equipment, net           798,386      784,449    780,264
Intangibles and other assets          134,259      144,646    140,609
                                  ------------------------------------
        Total Assets              $ 1,421,559 $  1,334,126 $ 1,366,187
                                  ------------------------------------

Liabilities and Stockholders'
  Equity:

Current Liabilities:
   Accounts payable, trade        $   142,312 $    120,664 $  119,399
   Accrued liabilities                 92,365       95,382    119,312
   Taxes other than income taxes       13,795       33,164     21,456
   Current portion of long term
     debt                              12,568       19,825     26,463
   Other                                4,749        4,498      4,772
                                  ------------------------------------
        Total current
          liabilities                 265,789      273,533    291,402

Long term debt                        531,791      830,790    840,239
Other non current liabilities         151,692      138,953    151,371
                                  ------------------------------------
        Total liabilities             949,272    1,243,276   1,283,012

Stockholders' equity                  472,287       90,850     83,175
                                  ------------------------------------

Total Liabilities &
  Stockholders' Equity            $ 1,421,559 $  1,334,126 $ 1,366,187
                                  ------------------------------------




    See Notes to the Unaudited Condensed Consolidated Financial Statements

                                               SAKS HOLDINGS, INC.

                                 CONDENSED CONSOLIDATED STATEMENTS of OPERATIONS

                                                   (UNAUDITED)

                                                    Second Quarter Ended               Six Months Ended
(In thousands except for                           August 3,      July 29,          August 3,   July 29,
per share amounts)                                    1996           1995              1996       1995
                                                -----------------------------     ------------------------
Net sales                                       $      403,766 $     353,218      $   868,245 $   737,793
Cost of sales, including buying & occupancy           (298,001)     (262,945)        (621,173)   (525,391)
                                                -----------------------------     ------------------------
               Gross margin                            105,765        90,273          247,072     212,402
Selling, general and administrative expenses          (110,478)     (101,560)        (230,516)   (210,796)

Impairment and special charges                               0             0                0     (8,900)
                                                -----------------------------     ------------------------
Operating income (loss)                                (4,713)       (11,287)           16,556     (7,294)

Interest expense,  net                                (17,942)       (22,846)         (42,163)    (43,392)
                                                -----------------------------     ------------------------
            Income (loss) before income taxes

               and extraordinary charge                (22,655)      (34,133)         (25,607)    (50,686)
Income taxes                                                 0             0                0           0
                                                -----------------------------     ------------------------
           Income (loss) before extraordinary
             charge                                    (22,655)      (34,133)         (25,607)    (50,686)

Extraordinary charge-loss on early
           extinguishment  of debt                      (3,340)       (5,684)          (3,340)     (5,684)
                                                -----------------------------     ------------------------

                         Net income  (loss)     $      (25,995) $    (39,817)      $  (28,947) $  (56,370)
                                                -----------------------------     ------------------------


Net income  (loss)  per share before
           extraordinary charge                 $        (0.38) $      (0.76)      $    (0.49) $    (1.13)
                                                -----------------------------     ------------------------

Net income  (loss)  per share                   $        (0.44) $      (0.89)      $    (0.55) $    (1.25)
                                                -----------------------------     ------------------------

Weighted average  shares outstanding                    59,656        44,955           52,311      44,955
                                                -----------------------------     ------------------------



                           See Notes to the Unaudited Condensed Consolidated Financial Statements

                                              SAKS HOLDINGS, INC.
                                CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
                                                  (UNAUDITED)

(in thousands)

                                                                               Six Months Ended
                                                                       August 3,              July 29,
                                                                          1996                   1995
                                                               -----------------------------------------------
Net income (loss) and depreciation and amortization             $               7,816 $               (18,369)

Adjustments to reconcile to net cash provided by (used in) operations:

      Extraordinary charge - loss on early extinguishment of debt               3,340                   5,684
      Impairment and special charges                                                0                   8,900
      Change in operating assets and liabilities                              (54,973)                (14,701)
                                                               -----------------------------------------------

      Net cash (used in) operating activities                                 (43,817)                (18,486)
                                                               -----------------------------------------------
Cash flows from investing activities:

      Net cash (used in) investing activities
        (principally capital expenditures)                                    (48,325)                (32,078)

Cash flows from financing activities:

      Additional paid-in-capital from initial public offering                 417,769                       0

      Net revolver borrowing (payment) under senior credit facility          (173,401)                 10,433

      Proceeds of Commercial Mortgage Pass-Through Certificates                     0                 335,000

      Payment of Euronotes                                                          0                (335,000)
      Net borrowing (payment) of debt                                        (148,943)                 65,087
      Financing costs                                                          (5,582)                (25,000)
      Other                                                                    (1,640)                 (1,808)
                                                               -----------------------------------------------

      Net cash provided by financing activities                                88,203                  48,712
                                                               -----------------------------------------------

      Increase  (decrease) in cash and cash equivalents        $               (3,939) $               (1,852)
                                                               -----------------------------------------------



                               See Notes to the Unaudited Condensed Consolidated Financial Statements

                             SAKS HOLDINGS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1.   Basis of presentation

The condensed consolidated financial statements of Saks Holdings, Inc. and its subsidiaries (the "Company") are submitted in response to the requirements of Form 10-Q and should be read in conjunction with the annual consolidated financial statements previously filed. In the opinion of management, these statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position, the results of operations and net cash flows for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The retail industry is seasonal in nature, and historically the results of operations for interim periods may not be indicative of the results for the full year.


2.   Initial Public Offering

In May 1996, the Company completed an initial public offering (the "offering"). The Company sold approximately 18 million shares at an initial offering price of $25.00 per share. The net proceeds from the offering were approximately $417.8 million. The net proceeds from the offering were primarily used to prepay term loan borrowings under the Senior Credit Facility (the "Facility") and repay outstanding balances on the revolving credit portion of the Facility. The Company recorded an extraordinary charge of $3.3 million ($.06 per share) associated with the accelerated write-off of deferred financing costs related to these pre-payments. Effective with the offering, the Company amended its Facility to reduce the spread on its variable interest rate borrowings under the Facility and change the availability of borrowings under the Facility. The Company has $322 million of borrowing capacity available under the revolving credit portion of the Facility and has $138 million in term loan borrowings outstanding.


3.   Special charges

A special charge of $8.9 million ($.20 per share) was recorded in the quarter ended April 29, 1995. This charge represented costs to integrate four former I. Magnin store locations.

4.   Receivables Securitization

SFA Finance Company ("Finco") is a wholly owned subsidiary established for the purpose of purchasing proprietary credit card receivables (the "Receivables") from Saks & Company ("Saks"). In April 1996 Saks Master Trust (the "New Receivables Trust") was formed pursuant to a pooling and servicing agreement among Finco, Saks, as servicer, and Bankers Trust

                                  (UNAUDITED)



Company, as trustee (the "New A/R Trustee"). The assets of the New Receivables Trust currently consist principally of a certificate evidencing the entire interest in the Transition Certificate, Series 1996-1 (the "Transition Certificate"), which is the second outstanding series issued by SFA Master Trust. The Transition Certificate represents the interest in the assets of the SFA Master Trust not represented by Series 1991-2 and has a principal amount which will fluctuate from time to time according to the level of receivables in the SFA Master Trust in excess of the amount required to support the Series 1991-2 Certificates. On the date on which Series 1991-2 has been fully liquidated (the "Existing Trust Termination Date"), the assets of the SFA Master Trust will be transferred to the New Receivables Trust in exchange for the cancellation of the Transition Certificate. After the Existing Trust Termination Date, Saks will continue to receive a fee for servicing the Receivables for the New Receivables Trust.

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

5.     Contingencies

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

                                  (UNAUDITED)


The Company also is involved in various other suits and claims in the ordinary course of business. Management does not believe that the disposition of such suits will have a material adverse effect on the financial position or continuing operations of the Company.

The Company has entered into an agreement to sell its current distribution facility, located in Yonkers, New York. The sale is subject to the successful rezoning of the property. If rezoned, proceeds associated with the sale would fall within a range of $20 to $25 million. A sale of the distribution center in this price range could result in a gain on sale of $8 to $13 million. Management is unable to determine at this time if this transaction will be completed.

The Company has entered into an agreement with Dayton Hudson Corporation and certain of its affiliates to acquire three Marshall Field store locations in Texas, adding 250,000 square feet of store space. Two of these stores are intended to replace two smaller stores currently operated by Saks in Houston and Dallas. Saks intends to spend approximately $100 million in connection with the acquisition and renovation of these stores. Completion of the transaction is subject to certain conditions and is expected to be completed in December 1996.

6.   Accounting for the Impairment of Long-Lived Assets

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

                             SAKS HOLDINGS, INC.
                             -------------------

              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

        Results of Operations for the Six Months Ended August 3, 1996
               Compared with the Six Months Ended July 29, 1995

Net sales for the six months ended August 3, 1996 were $868.2 million, an increase of $130.4 million, or 17.7%, over net sales of $737.8 million for the six months ended July 29, 1995. Comparable sales increased 12.9% from the fiscal 1995 period. Because fiscal 1995 included 53 weeks, the six month periods in fiscal 1995 and 1996 are not comparable. Adjusting for the week difference in the calendar, the increases in net sales and comparable sales were 16.9% and 12.4%, respectively.

Full-line and resort store net sales increased $86.6 million, or 13.0 %, from $665.5 million for the six months ended July 29, 1995 to $752.1 million for the six months ended August 3, 1996. Comparable sales for full-line and resort stores increased 12.0% from the comparable calendar period in fiscal 1995. Off 5th store net sales for the six months ended August 3, 1996 increased $37.4 million, or 92.9%, from $40.2 million for the six months ended July 29, 1995 to $77.6 million, primarily as a result of the opening of fourteen new stores in the fall of 1995 and the spring of 1996. Comparable sales for Off 5th stores increased 12.3% from the comparable calendar period in fiscal 1995. Folio catalog net sales for the six months ended August 3, 1996 increased by $6.4 million, or 20.0%, from $32.1 million for the six months ended July 29, 1995 to $38.5 million.

Cost of sales includes the cost of merchandise and buying and occupancy costs. Cost of sales increased $95.8 million, or 18.2%, during the six months ended August 3, 1996 compared to the six months ended July 29, 1995. As a percentage of net sales, cost of sales, including buying and occupancy costs, was 71.5% for the six months ended August 3, 1996 compared to 71.2% for the six months ended July 29, 1995. The increase in the cost of sales rate for the six months ended August 3, 1996 was primarily due to the increased penetration of lower margin Off 5th sales and an increase in the Folio cost of sales rate.

Selling, general and administrative expenses increased by $19.7 million, or 9.4%, to $230.5 million for the six months ended August 3, 1996 from the comparable period in fiscal 1995, primarily due to higher sales volume related costs. As a percentage of net sales, selling, general and administrative expenses were 26.5% for the six months ended August 3, 1996 compared to 28.6% for the six months ended July 29, 1995. The improvement in the selling, general and administrative expense rate resulted primarily from expense leverage associated with the sales growth.

Special charges of $8.9 million ($.20 per share) were recorded for the six months ended July 29, 1995. These charges represent costs associated with the integration of four former I. Magnin store locations.

Operating income was $16.6 million for the six months ended August 3, 1996, an increase of $23.9 million from the six months ended July 29, 1995. Excluding the special charges incurred in the six months ended July 29, 1995, operating income increased by $15.0 million.

Interest expense decreased 2.8% to $42.2 million for the six months ended August 3, 1996 compared to the six months ended July 29, 1995, primarily due to reduced debt levels following the Company's initial public offering.

The Company anticipates that the income tax provision for the full year will not be material, therefore no tax benefit or provision has been reflected in the six month period ended August 3, 1996.

Net loss for the six months ended August 3, 1996 was $28.9 million or $.55 per share, an improvement of $27.4 million or $.70 per share from the six months ended July 29, 1995. Earnings per share comparisons between 1996 and 1995 are not meaningful as a result of the change in average shares outstanding.


Supplemental information:

The Company completed its initial public offering during May 1996. In order to provide comparability, pro forma results as if the offering had been completed at the beginning of fiscal 1995 are provided. The pro forma results adjust reported six month results to give effect to the elimination of management fees, interest savings on debt repayments and the elimination of early extinguishment of debt charges and to reflect an increase in shares outstanding. On a pro forma basis, the net loss was $14.4 million or $.22 per share for the six months ended August 3, 1996, compared to $32.7 million or $.51 per share for the six months ended July 29, 1995. The 1995 pro forma loss includes special charges of $8.9 million or $.14 per share. These charges represent costs associated with the integration of four former I. Magnin locations.



      Results of Operations for the Second Quarter Ended August 3, 1996
             Compared with the Second Quarter Ended July 29, 1995

Net sales for the second quarter ended August 3, 1996 were $403.8 million, an increase of $50.6 million or 14.3% over net sales of $353.2 million for the second quarter ended July 29, 1995. Comparable sales increased 9.7% from the fiscal 1995 period. Because fiscal 1995 included 53 weeks, the second quarter periods in fiscal 1995 and 1996 are not comparable. Adjusting for the week difference in the calendar, the increases in net sales and comparable sales were 15.9% and 11.3% respectively.

Full-line and resort store net sales increased $30.1 million, or 9.4 %, from $319.5 million for the second quarter ended July 29, 1995 to $349.6 million for the second quarter ended August 3, 1996. Comparable sales for full-line and resort stores increased 11.3% from the comparable calendar period in fiscal 1995. Off 5th store net sales for the second quarter ended August 3, 1996 increased $19.0 million, or 93.9%, from $20.3 million for the second quarter ended July 29, 1995 to $39.3 million, primarily as a result of opening fourteen new stores in the fall of 1995 and the spring of 1996. Comparable sales for Off 5th stores increased 9.6% from the comparable calendar period in fiscal 1995. Folio catalog net sales for the second quarter ended August 3, 1996 increased by $1.5 million, or 10.7%, from $13.4 million for the second quarter ended July 29, 1995 to $14.9 million.

Cost of sales includes the cost of merchandise and buying and occupancy costs. Cost of sales increased $35.1 million, or 13.3%, during the second quarter ended August 3, 1996 compared to the second quarter ended July 29, 1995. As a percentage of net sales, cost of sales, including buying and occupancy costs, was 73.8% for the second quarter ended August 3, 1996 compared to 74.4% for the second quarter ended July 29, 1995. The decrease in the cost of sales rate for the second quarter ended August 3, 1996 was primarily due to improved shortage results and improved leverage associated with the sales growth.

Selling, general and administrative expenses increased by $8.9 million or 8.8% to $110.5 million in the second quarter ended August 3, 1996 from the comparable period in fiscal 1995, primarily due to higher sales volume related costs. As a percentage of net sales, selling, general and administrative expenses were 27.4% for the second quarter ended August 3, 1996 compared to 28.8% for the second quarter ended July 29, 1995. The improvement in the selling, general and administrative expense rate resulted primarily from expense leverage associated with the sales growth.

Operating loss was $4.7 million for the second quarter ended August 3, 1996, an improvement of $6.6 million from the second quarter ended July 29, 1995.

Interest expense decreased 21.5% to $17.9 million in the second quarter ended August 3, 1996 compared to the second quarter ended July 29, 1995, primarily due to reduced debt levels following the Company's initial public offering.

The Company anticipates that the income tax provision for the full year will not be material, therefore no tax benefit or provision has been reflected in the second quarter period ended August 3, 1996.

Net loss for the second quarter ended August 3, 1996 was $26.0 million or $.44 per share, an improvement of $13.8 million or $.45 per share from the second quarter ended July 29, 1995. Earnings per share comparisons between 1996 and 1995 are not meaningful as a result of the change in average shares outstanding.


Supplemental information:

The Company completed its initial public offering during May 1996. In order to provide comparability, pro forma results as if the offering had been completed at the beginning of fiscal 1995 are provided. The pro forma results adjust reported second quarter results to give effect to the elimination of management fees, interest savings on debt repayments and the elimination of early extinguishment of debt charges and to reflect an increase in shares outstanding. On a pro forma basis, the net loss was $20.1 million or $.31 per share for the second quarter ended August 3, 1996 compared to $25.0 million or $.39 per share net loss for the second quarter ended July 29, 1995.

     Changes in Financial Condition and Liquidity since February 3, 1996



The Company completed an initial public offering during May 1996 whereby the company sold 18 million shares of common stock. The net proceeds of $417.8 million from the initial public offering were used primarily to prepay term loan borrowings under the Senior Credit Facility and repay outstanding balances on the revolving credit portion of the Facility. Upon completion of the offering, the Company amended its Senior Credit Facility to reduce the spread on its variable interest rate borrowings and to change availability of borrowings under the Facility. The Company has $322 million of revolver borrowing capacity under the Facility. At August 3, 1996 revolver borrowing availability was $291 million.

During the fiscal 1996 period, the Company financed its working capital needs and capital expenditures primarily with cash provided by the Senior Credit Facility. The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in the Company's Condensed Consolidated Statements of Cash Flows.

Net cash used in operating activities was $43.8 million during the six months ended August 3, 1996 compared to $18.5 million in the six months ended July 29, 1995. This increase was primarily attributable to increased use of working capital in the 1996 period. The primary items affecting working capital in the 1996 period were a decrease in accrued liabilities of $25.9 million due to the timing of payments and the timing of redemptions against the liability established for customer affinity programs and a net increase in merchandise inventories of $22.3 million due to a seasonal increase and an increase to support sales growth.

Net cash used in investing activities was $48.3 million during the six months ended August 3, 1996 compared to $32.1 million in the six months ended July 29, 1995. Capital expenditures were $47.3 million, net of construction allowances, during the six months ended August 3, 1996 and consisted principally of construction of new stores. Capital expenditures, net of construction allowances in the six months ended July 29, 1995 were $35.4 million. Saks plans to open five new full-line and resort stores and thirteen Off 5th stores in the fall of 1996.

Net cash provided from financings during the six months ended August 3, 1996 were $88.2 million compared to $48.7 million in the six months ended July 29, 1995. The 1996 amount reflects the proceeds from the Company's May 1996 initial public offering, net of debt repayments. The 1995 amount reflects increased borrowings used to acquire four former I. Magnin locations, net of financing costs related to the refinancing of real estate borrowings.

In April 1996, the Company replaced its existing accounts receivable securitization program with a new facility. The program includes $413 million in floating rate medium term notes and $121 million in variable principal floating rate series. The medium term notes and variable principal amount series mature in April 1999. In August 1996, the Company entered into $250.0 million notional amount of interest rate swap agreements to reduce its exposure to changes in prevailing market interest rates.

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

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              SAKS HOLDINGS, INC.
                                              -------------------
                                                  (Registrant)



                                              /S/ Mark E. Hood
                                              -------------------
Date:   August 29, 1996                           Mark E. Hood
                                              Senior Vice President - Finance
                                              Principal Accounting Officer