Form 10-Q
period 1996-11-02
SAKS HOLDINGS INC
filed 1996-12-13
CIK 1010744

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                      FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 1996

Commission File Number 001-14346

                                 SAKS HOLDINGS, INC.
              (Exact name of the registrant as specified in its charter)

          Delaware                                          52-1685667
(State or other jurisdiction of                        (I.R.S. Employer or
incorporation organization)                            Identification No.)

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

1)        Yes /X/                  No  / /
2)        Yes /X/                  No  / /

As of November 2, 1996 there were outstanding 63,113,452 shares of the issuer's common stock, $.01 par value.

                                 SAKS HOLDINGS, INC.
                                        INDEX


                                                                  Page
Part I. Financial Information                                    Number

     Item 1. Condensed Consolidated Balance Sheets as of
             November 2, 1996, October 28, 1995 and
             February 3, 1996                                       1

             Condensed Consolidated Statements of Operations
             for the Third quarter and Nine months ended
             November 2, 1996 and October 28, 1995                  2

             Condensed Consolidated Statements of Cash Flows
             for the Nine months ended November 2, 1996 and
             October 28, 1995                                       3

             Notes to Condensed Consolidated Financial Statements   4-7

     Item 2. Management's  Discussion and Analysis of Financial
             Condition and Results of Operations                    8-12

Part II.     Other Information


     Item 1  Legal Proceedings                                      13

     Item 2  Changes in Securities                                  13

     Item 3  Defaults upon Senior Securities                        13

     Item 4  Submission of Matters to a Vote of Security Holders    13

     Item 5  Other Information                                      13

     Item 6  Exhibits and Reports on Form 8-K                       13

             Signatures                                             14

                                 SAKS HOLDINGS, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)




                                                   November 2,  October 28,   February 3,
(in thousands)                                        1996         1995          1996
                                                 -----------------------------------------
Assets:
Current assets:
   Cash and cash equivalents                     $    17,529   $      7,132   $      6,627
   Accounts receivable, net                           54,085         38,840         37,426
   Inventories                                       499,601        416,888        339,723
   Other current assets and restricted cash           50,878         35,300         61,538
                                                 -----------------------------------------
          Total current assets                       622,093        498,160        445,314

Property and equipment, net                          797,145        781,262        780,264
Intangibles and other assets                         135,156        143,579        140,609
                                                 -----------------------------------------
          Total Assets                           $ 1,554,394   $  1,423,001   $  1,366,187
                                                 -----------------------------------------
                                                 -----------------------------------------



Liabilities and Stockholders' Equity


Current Liabilities

   Accounts payable, trade                       $   200,926   $    179,896   $    119,399
   Accrued liabilities                                97,486        116,462        119,312
   Taxes other than income taxes                      18,915         34,896         21,456
   Current portion of long term debt                       0         19,825         26,463
   Other                                               4,790          4,412          4,772
                                                 -----------------------------------------
          Total current liabilities                  322,117        355,491        291,402

Long  term debt                                      606,841        865,890        840,239
Other non current liabilities                        143,024        146,075        151,371
                                                 -----------------------------------------
          Total  liabilities                       1,071,982      1,367,456      1,283,012

Stockholders' equity                                 482,412         55,545         83,175
                                                 -----------------------------------------

Total Liabilities and Stockholders' Equity       $ 1,554,394   $  1,423,001   $  1,366,187
                                                 -----------------------------------------
                                                 -----------------------------------------



        See Notes to the Unaudited Condensed Consolidated Financial Statements

                                 SAKS HOLDINGS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS of OPERATIONS
                                     (UNAUDITED)



                                                                      Third Quarter Ended               Nine Months Ended
(In thousands except for                                         November 2,     October 28,        November 2,    October 28,
per share amounts)                                                  1996            1995               1996            1995
                                                               ------------------------------     ----------------------------

Net sales                                                      $    476,271     $    407,990      $  1,344,516    $ 1,145,783
Cost of sales, including buying & occupancy                        (319,624)        (274,942)         (940,796)      (800,333)
                                                               -----------------------------      ----------------------------
          Gross margin                                              156,647          133,048           403,720        345,450
Selling, general and administrative expenses                       (124,977)        (116,121)         (355,494)      (326,860)
Impairment and special charges                                            0          (27,515)                0        (36,415)
                                                               -----------------------------      ----------------------------
Operating income (loss)                                              31,670          (10,588)           48,226        (17,825)
Interest expense,  net                                              (15,860)         (24,731)          (58,022)       (68,180)
                                                               -----------------------------      ----------------------------
     Income (loss) before income taxes
          and  extraordinary charge                                  15,810          (35,319)           (9,796)       (86,005)
Income taxes                                                              0                0                 0              0
                                                               -----------------------------      ----------------------------
     Income (loss) before extraordinary charge                       15,810          (35,319)           (9,796)       (86,005)

Extraordinary charge-loss on early
     extinguishment  of debt                                         (6,455)               0            (9,795)        (5,684)
                                                               -----------------------------      ----------------------------


               Net income  (loss)                              $      9,355     $    (35,319)     $    (19,591)     $ (91,689)
                                                               -----------------------------      ----------------------------
                                                               -----------------------------      ----------------------------


Net income  (loss)  per share before extraordinary charge      $       0.25     $      (0.79)     $      (0.18)     $   (1.91)
                                                               -----------------------------      ----------------------------
                                                               -----------------------------      ----------------------------

Net income  (loss)  per share                                  $       0.15     $      (0.79)     $      (0.35)    $    (2.04)
                                                               -----------------------------      ----------------------------
                                                               -----------------------------      ----------------------------

Weighted average  shares outstanding                                 64,408           44,955            55,892         44,955
                                                               -----------------------------      ----------------------------
                                                               -----------------------------      ----------------------------



        See Notes to the Unaudited Condensed Consolidated Financial Statements

                                 SAKS HOLDINGS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
                                     (UNAUDITED)



(in thousands)                                                                  Nine Months Ended
                                                                           November 2,    October 28,
                                                                               1996           1995
                                                                           --------------------------

Net income (loss) and depreciation and amortization                         $  35,831    $   (34,929)

Adjustments to reconcile to net cash used in operating activities:

     Extraordinary charge - loss on early extinguishment of debt                9,795          5,684
     Impairment and special charges                                                 0         36,415
     Change in operating assets and liabilities                              (134,375)       (50,885)
                                                                           -------------------------
     Net cash used in operating activities                                    (88,749)       (43,715)

Cash flows from investing activities:

     Proceeds from sale and sale-leaseback of assets                           22,593          3,750
     Capital expenditures, net of construction allowances received            (71,445)       (60,213)
     Proceeds from sale of subordinated certificates                                0         13,427
     Other                                                                      4,396          3,294
                                                                           -------------------------
     Net cash used in investing activities                                    (44,456)       (39,742)

Cash flows from financing activities:

     Additional paid-in-capital from initial public offering                  417,769              0
     Net payment under senior credit facility                                (198,101)        (4,467)
     Proceeds from Commercial Mortgage Pass-Through Certificates                    0        335,000
     Payment of Euronotes                                                           0       (335,000)
     Proceeds from issuance 5 1/2% Convertible Subordinated Notes             276,000              0
     Proceeds from Term Loans                                                       0        125,000
     Payment of Term Loans                                                   (283,602)        (9,913)
     Payment of  9% Subordinated Notes                                        (50,000)             0
     Payment of REMIC Certificates                                             (4,159)             0
     Financing costs                                                          (11,918)       (26,876)
     Other                                                                     (1,882)        (2,783)
                                                                           -------------------------

     Net cash provided by financing activities                                144,107         80,961
                                                                           -------------------------

     Increase  (decrease) in cash and cash equivalents                     $   10,902    $    (2,496)
                                                                           -------------------------
                                                                           -------------------------




        See Notes to the Unaudited Condensed Consolidated Financial Statements

                                 SAKS HOLDINGS, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Saks Holdings, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation have been included. The retail industry is seasonal in nature, and historically the results of operations for interim periods may not be indicative of the results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's consolidated financial statements for the year ended February 3, 1996 which were previously filed.

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

2.       Initial Public Offering

In May 1996, the Company completed an initial public offering (the "Offering"). The Company sold approximately 18 million shares of common stock at an initial offering price of $25.00 per share. The net proceeds from the Offering were $417.8 million. The net proceeds from the Offering were primarily used to prepay term loan borrowings under the Senior Credit Facility (the "Facility") and repay outstanding balances on the revolving credit portion of the Facility. The Company recorded an extraordinary charge of $3.3 million ($.06 per share for the nine months ended November 2, 1996) associated with the accelerated write-off of deferred financing costs related to these pre-payments. Effective with the Offering, the Company amended the Facility to reduce the spread on its variable interest rate borrowings under the Facility and change the availability of borrowings under the Facility.

3.       5 1/2% Convertible Subordinated Notes

In September 1996, the Company issued $276 million aggregate principal amount of 5 1/2% Convertible Subordinated Notes (the "Notes"). The net cash proceeds after offering expenses and financing costs were $267.5 million. The Notes are due on September 15, 2006 and are convertible at any time prior to maturity into shares of the Company's common stock at a conversion rate of 24.0601 shares of common stock for each $1,000 principal amount of Notes, which is equivalent to a conversion price of approximately $41.563 per share. If all of the Notes are converted, a total of 6,640,588 shares of common stock will be issued. The Notes are redeemable at the Company's option at any time on or after September 15, 1999 at the redemption prices set forth in the Notes. The Notes are unsecured obligations subordinated in right of payment to all existing and future senior indebtedness of the Company and are effectively subordinated in right of payment to all indebtedness and other liabilities of its subsidiaries. The Notes contain no sinking fund requirements.

The net proceeds from the issuance of the Notes were primarily used to prepay term loan borrowings under the the Facility and repay outstanding balances on the revolving credit portion of the Facility. During the third quarter of fiscal 1996, the Company prepaid its $50 million 9% Subordinated Notes. Additionally, during the third quarter of fiscal 1996, the Company recorded an additional extraordinary charge of $6.5 million ($.12 per share for the nine months ended November 2, 1996) associated with the accelerated write-off of deferred financing costs related to these pre-payments.

Concurrent with the issuance of the Notes, the Company completed an offering of
9.2 million shares of common stock at an offering price of $33.25 per share.
All shares offered in this transaction were sold by certain shareholders and the Company did not receive any of the proceeds of the sale. The Company paid $.8 million of fees and expenses related to the offering.

4.       Credit Agreement

In October 1996, the Company entered into a credit agreement (the "New Credit Agreement") which amended and restated the Facility. Under the New Credit Agreement, the revolving credit commitments were increased to $350 million and the maturity of the revolving credit commitments was extended to October 30, 2001. The availability under the New Credit Agreement is reduced by any standby or commercial letters of credit. As of November 2, 1996, the Company has $344 million of borrowing capacity under the New Credit Agreement.

5.       Special Charges

During the nine month period ended October 28, 1995, the Company recorded special charges totaling $36.4 million ($.81 per share for the nine months ended October 28, 1995). The charges recorded consist of exit costs of its Yonkers distribution center (see note 7), the integration costs of former I. Magnin store locations and writedown of capitalized EDP software and amounted to $19.0 million, $8.9 million and $8.5 million, respectively.

6.       Receivables Securitization

SFA Finance Company ("Finco") is a wholly owned subsidiary established for the purpose of purchasing proprietary credit card receivables (the "Receivables") from Saks & Company ("Saks"), a wholly owned subsidiary of Saks Holdings, Inc. In April 1996, Saks Master Trust (the "New Receivables Trust") was formed pursuant to a pooling and servicing agreement among Finco, Saks, as servicer, and Bankers Trust Company, as trustee (the "New Accounts Receivable Trustee"). The assets of the New Receivables Trust currently consist principally of a certificate evidencing the entire interest in the Transition Certificate, Series 1996-1 (the "Transition Certificate"), which is the second outstanding series issued by SFA Master Trust. The Transition Certificate represents the interest in the assets of the SFA Master Trust not represented by Series 1991-2 and has a principal amount which will fluctuate from time to time according to the level of receivables in the SFA

Master Trust in excess of the amount required to support the Series 1991-2 Certificates. On the date on which Series 1991-2 has been fully liquidated (the "Existing Trust Termination Date"), the assets of the SFA Master Trust will be transferred to the New Receivables Trust in exchange for the cancellation of the Transition Certificate. After the Existing Trust Termination Date, Saks will continue to receive a fee for servicing the Receivables for the New Receivables Trust.

In April 1996, the New Receivables Trust sold two series of certificates of beneficial interests. These certificates represent undivided interests in the receivables generated from time to time by Saks by a portfolio of accounts meeting the designated eligibility requirements. Series 1996-1 is a medium term series that matures in April 1999. Approximately $297 million of Class A Series 1996-1 Certificates and $53 million of Class B Series 1996-1 Certificates were sold in non-public transactions. Approximately $47 million of subordinated Series 1996-1 Certificates were privately placed at the same time. All such certificates bear interest at fixed spreads over one-month LIBOR. Finco retains approximately $16.5 million of subordinated Series 1996-1 Certificates. Series 1996-1 has a substantial prefunded amount, which will be invested in Receivables (via the Transition Certificate) as cash allocable to Series 1991-2 is no longer reinvested in Receivables, but instead is accumulated in order to make the principal payment due with respect thereto in November 1996.

Series 1996-2 is a series with a variable principal amount. The Class A Series 1996-2 Certificates have a maximum outstanding principal balance of $100 million and have been privately placed. Subordinated Series 1996-2 Certificates, with an aggregate maximum outstanding principal balance of approximately $13.4 million, also were privately placed. All Series 1996-2 Certificates bear interest at fixed spreads over one-month LIBOR. Finco will retain up to approximately $5.0 million of subordinated Series 1996-2 Certificates. The principal balance of Series 1996-2 is currently zero.

7.       Commitments and Contingencies

Saks is a defendant in a suit pending in the Supreme Court of the State of New York, County of New York, in which the plaintiff, a former Saks employee, contends, among other things, that Saks was negligent in hiring a co-worker who allegedly assaulted the plaintiff. The plaintiff is seeking $10 million in damages. Saks has moved to dismiss the action. Saks believes that, subject to a self-insured retention, the claim is covered by Saks' insurance. In connection with the suit, Saks also is in litigation with one of its insurance providers regarding the provider's duties and obligations under its insurance contract with Saks. Saks does not believe that the resolution of these suits will have a material adverse impact on its financial position or results of operations.The Company also is involved in various other suits and claims in the ordinary course of business. Management does not believe that the disposition of such suits will have a material adverse effect on the financial position or continuing operations of the Company.

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

The Company has entered into an agreement with Dayton Hudson Corporation and certain of its affiliates to acquire three Marshall Field store locations in Texas, adding 250,000 square feet of store space. Two of these stores are intended to replace two smaller stores currently operated by Saks in Houston and Dallas. Saks intends to spend approximately $100 million in connection with the acquisition and renovation of these stores. Completion of the transaction is subject to certain conditions and the acquired stores are scheduled to open in the third quarter of 1997.

8.       Accounting for the Impairment of Long-Lived Assets

In 1996, the Company adopted the provisions Statement of Financial Accounting Standards No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Statement prescribes the accounting for the impairment of long-lived assets, such as property, plant and equipment and intangible assets, as well as the accounting for long-lived assets that are held for disposal. The statement requires that such assets be reviewed only when events or circumstances indicate that an impairment might exist. The adoption of this Statement in 1996 did not have a material effect on the results of operations or financial position of the Company.

                                 SAKS HOLDINGS, INC.

                  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations

           Results of Operations for the Nine Months Ended November 2, 1996
                 Compared with the Nine Months Ended October 28, 1995

Net sales for the nine months ended November 2, 1996 were $1,344.5 million, an increase of $198.7 million, or 17.3%, over net sales of $1,145.8 million for the nine months ended October 28, 1995. Comparable sales increased 12.3% from the fiscal 1995 period. Because fiscal 1995 included 53 weeks, the nine month periods in fiscal 1995 and 1996 are not comparable. Adjusting for the one calendar week difference in the periods, the increases in net sales and comparable sales were 16.0% and 11.2% respectively.

Full-line and resort store net sales increased $130.2 million, or 12.7 %, from $1,026.8 million for the nine months ended October 28, 1995 to $1,157.0 million for the nine months ended November 2, 1996. Comparable sales for full-line and resort stores increased 11.2% from the comparable calendar period in fiscal 1995. Off 5th store net sales for the nine months ended November 2, 1996 increased $59.6 million, or 84.9%, from $70.1 million for the nine months ended October 28, 1995 to $129.7 million, primarily as a result of opening sixteen new stores in the fourth quarter of 1995 and the first three quarters of 1996. Comparable sales for Off 5th stores increased 10.2% from the comparable calendar period in fiscal 1995. Folio catalog net sales for the nine months ended November 2, 1996 increased by $9.0 million, or 18.5%, from $48.9 million for the nine months ended October 28, 1995 to $57.9 million.

Cost of sales includes the cost of merchandise and buying and occupancy costs. Cost of sales increased $140.5 million, or 17.6%, during the nine months ended
November 2, 1996 compared to the nine months ended October 28, 1995.   As a
percentage of net sales, cost of sales, including buying and occupancy costs, was 70.0% for the nine months ended November 2, 1996 which was comparable to 69.9% for the nine months ended October 28, 1995.

Selling, general and administrative expenses increased by $28.6 million or 8.8% to $355.5 million for the nine months ended November 2, 1996 from the comparable period in fiscal 1995, primarily due to higher sales volume related costs. As a percentage of net sales, selling, general and administrative expenses were 26.4% for the nine months ended November 2, 1996 compared to 28.5% for the nine months ended October 28, 1995. The improvement in the selling, general and administrative expense rate resulted primarily from expense leverage associated with the sales growth.

Special charges of $36.4 million ($.81 per share) were recorded during the nine months ended October 28, 1995. The charges recorded consist of exit costs of the Yonkers distribution center, the integration costs of former I. Magnin store locations and writedown of capitalized EDP software and amounted to $19.0 million, $8.9 million and $8.5 million, respectively.

Operating income was $48.2 million for the nine months ended November 2, 1996, an increase of $66.1 million from the nine months ended October 28, 1995. Excluding the special charges in the nine months ended October 28, 1995, operating income increased by $29.6 million.

Interest expense decreased 14.9% to $58.0 million for the nine months ended November 2, 1996 compared to the nine months ended October 28, 1995, due to reduced debt levels following the Company's initial public offering and the exchange of higher cost debt with lower cost debt associated with the September issuance by the Company of 5 1/2% Convertible Subordinated Notes due 2006.

The Company anticipates that the income tax provision for the full year will not be material, therefore no tax benefit or provision has been reflected in the nine month period ended November 2, 1996.

Net loss for the nine months ended November 2, 1996 was $19.6 million, an improvement of $72.1 million from the nine months ended October 28, 1995. Earnings per share comparisons between 1996 and 1995 are not meaningful as a result of the change in average shares outstanding.

Supplemental information:

The Company completed its initial public offering of common stock during May 1996. In order to provide meaningful comparisons, pro forma results as if the offering had been completed at the beginning of fiscal 1995 are provided. The pro forma results adjust reported nine month results to give effect to the elimination of management fees, interest savings on debt repayments and the elimination of early extinguishment of debt charges and to reflect an increase in the number of shares outstanding. On a pro forma basis, the Company's net income was $1.4 million or $.02 per share for the nine months ended November 2, 1996, compared to a net loss of $58.7 million or $.91 per share for the nine months ended October 28, 1995. The Company's 1995 pro forma loss includes special charges of $36.4 million or $.57 per share. The charges recorded consist of exit costs of its Yonkers distribution center, the integration costs of former I. Magnin store locations and writedown of capitalized EDP software and amounted to $19.0 million, $8.9 million and $8.5 million, respectively.

          Results of Operations for the Third Quarter Ended November 2, 1996
                Compared with the Third Quarter Ended October 28, 1995

Net sales for the third quarter ended November 2, 1996 were $476.3 million, an increase of $68.3 million or 16.7% over net sales of $408.0 million for the third quarter ended October 28, 1995. Comparable sales increased 11.2% from the fiscal 1995 period. Because fiscal 1995 included 53 weeks, the third quarter periods in fiscal 1995 and 1996 are not comparable. Adjusting for the one calendar week difference in the periods, the increases in net sales and comparable sales were 14.4% and 9.2% respectively.

Full-line and resort store net sales increased $43.7 million, or 12.1%, from $361.3 million for the third quarter ended October 28, 1995 to $405.0 million for the third quarter ended November2,1996. Comparable sales for full-line and resort stores increased 9.7% from the comparable calendar period in fiscal 1995. Off 5th store net sales for the third quarter ended November 2, 1996 increased $22.2 million, or 74.5%, from $29.9 million for the third quarter ended October 28, 1995 to $52.1 million, primarily as a result of opening sixteen new stores in the fourth quarter of 1995 and the first three quarters of 1996. Comparable sales for Off 5th stores increased 7.3% from the comparable calendar period in fiscal 1995. Folio catalog net sales for the third quarter ended November 2, 1996 increased by $2.4 million, or 14.0%, from $16.8 million for the third quarter ended October 28, 1995 to $19.2 million.

Cost of sales includes the cost of merchandise and buying and occupancy costs. Cost of sales increased $44.7 million, or 16.3%, during the third quarter ended
November 2, 1996 compared to the third quarter ended October 28, 1995.   As a
percentage of net sales, cost of sales, including buying and occupancy costs, was 67.1% for the third quarter ended November 2, 1996 compared to 67.4% for the third quarter ended October 28, 1995. The slight decrease in the cost of sales rate for the third quarter ended November 2, 1996 was primarily due to improved leverage of buying and occupancy costs associated with sales growth.

Selling, general and administrative expenses increased by $8.9 million or 7.6% to $125.0 million in the third quarter ended November 2, 1996 from the comparable period in fiscal 1995, primarily due to higher sales volume related costs. As a percentage of net sales, selling, general and administrative expenses were 26.2% for the third quarter ended November 2, 1996 compared to 28.5% for the third quarter ended October 28, 1995. The improvement in the selling, general and administrative expense rate resulted primarily from expense leverage associated with sales growth.

Special charges of $27.5 million ($.61 per share) were recorded during the quarter ended October28, 1995. The charges recorded consist of exit costs of the Yonkers distribution center and writedown of capitalized EDP software and amounted to $19.0 million and $8.5 million, respectively.

Operating income was $31.7 million for the third quarter ended November 2, 1996, an improvement of $42.3 million from the third quarter ended October 28, 1995.

Interest expense decreased 35.9% to $15.9 million in the third quarter ended November 2, 1996 compared to the third quarter ended October 28, 1995, due to reduced debt levels following the Company's initial public offering and and the exchange of higher cost debt with lower cost debt associated with the September issuance by the Company of 5 1/2% Convertible Subordinated Notes due 2006.

The Company anticipates that the income tax provision for the full year will not be material, therefore no tax benefit or provision has been reflected in the third quarter period ended November 2, 1996.

Net income for the third quarter ended November 2, 1996 was $9.4 million, an improvement of $44.7 million from the third quarter ended October 28, 1995. Earnings per share comparisons between 1996 and 1995 are not meaningful as a result of the change in average shares outstanding.

Supplemental information:

The Company completed its initial public offering of common stock during May 1996. In order to provide meaningful comparisons, pro forma results as if the offering had been completed at the beginning of fiscal 1995 are provided. The pro forma results adjust reported third quarter results to give effect to the elimination of management fees, interest savings on debt repayments and the elimination of early extinguishment of debt charges and to reflect an increase in shares outstanding. On a pro forma basis, the net income was $15.8 million or $.25 per share for the third quarter ended November 2, 1996 compared to a net loss of $26.0 million or $.40 per share for the nine months ended October 28, 1995. The 1995 pro forma loss includes special charges of $27.5 million or $.43 per share. The charges recorded consist of exit costs of its Yonkers distribution center and writedown of capitalized EDP software and amounted to $19.0 million and $8.5 million, respectively.

         Changes in Financial Condition and Liquidity since February 3, 1996

The Company completed an initial public offering of 18 million shares of common stock during May 1996. The net proceeds of $417.8 million were primarily used to prepay term loan borrowings under the Company's Senior Credit Facility (the "Facility") and repay outstanding balances on the revolving credit portion of the Facility. Upon completion of the offering, the Company amended the Facility to reduce the spread on its variable interest rate borrowings and to change availability of borrowings under the Facility.

In September 1996, the Company issued $276 million aggregate principal amount of 5 1/2% Convertible Subordinated Notes due 2006. The net cash proceeds after offering expenses were $267.5 million. The net proceeds from the issuance of the 5 1/2% Convertible Subordinated Notes due 2006 were primarily used to prepay term loan borrowings under the the Facility and repay outstanding balances on the revolving credit portion of the Facility. During the third quarter the Company prepaid its $50 million 9% Subordinated Notes.

In October 1996, the Company entered into a credit agreement (the "New Credit Agreement") which amended and restated the Facility. Under the New Credit Agreement, the revolving credit commitments were increased to $350 million and the maturity of the revolving credit commitments was extended to October 30, 2001. The availability under the New Credit Agreement is reduced by any standby or commercial letters of credit. As of November 2, 1996, the Company has $344 million of borrowing capacity under the New Credit Agreement.

During the fiscal 1996 period, the Company financed its working capital needs and capital expenditures primarily with cash provided by operations and by the Facility. The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in the Company's Condensed Consolidated Statements of Cash Flows.

Net cash used in operating activities was $88.7 million during the nine months ended November 2, 1996 compared to $43.7 million used in the nine months ended October 28, 1995. This increase was primarily attributable to an increase in working capital accounts in the 1996 period. The primary items affecting working capital in the 1996 period were an increase in merchandise inventories of $161.8 million due to a seasonal increase, the addition of new stores and an increase to support existing store sales growth. This increase was partially offset by an increase in accounts payable and accrued liabilities of $51.7 million due to the timing of the related payments.

Net cash used in investing activities was $44.5 million during the nine months ended November 2, 1996 compared to $39.7 million in the nine months ended October 28, 1995. Capital expenditures were $71.4 million, net of construction allowances, during the nine months ended November 2, 1996 and consisted principally of construction of new stores and remodeling existing stores. Capital expenditures, net of construction allowances in the nine months ended October 28, 1995 were $60.2 million. Proceeds from the sale and sale-leaseback of assets was $22.6 million during the nine months ended November 2, 1996 compared to $3.8 million during the nine months ended October 28, 1995. The increase in 1996 is due to a $22.6 million sale-leaseback of one of the Company's store locations. In November 1996, the Company opened three new full-line and resort stores and six additional Off 5th stores completing its 1996 store opening plan.

Net cash provided from financing activities during the nine months ended November 2, 1996 was $144.1 million compared to $81.0 million in the nine months ended October 28, 1995. The 1996 amount reflects the proceeds from the Company's May 1996 initial public offering of common stock and issuance of the 5 1/2% Convertible Subordinated Notes due 2006, net of debt repayments. The 1995 amount reflects increased borrowings used to acquire four former I. Magnin store locations, net of financing costs related to the refinancing of real estate borrowings.

In April 1996, the company replaced its existing accounts receivable securitization program with a new facility. The program includes $413 million in floating rate medium term notes and $118 million in variable principal floating rate series. The medium term notes and variable principal amount series mature in April 1999. In August 1996, the Company entered interest rate swap agreements with a notional amount of $250 million to reduce its exposure to changes in prevailing market interest rates.

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

                                       SAKS HOLDINGS, INC.
                                       -------------------
                                           (Registrant)


                                       /s/ Mark E. Hood
                                  ------------------------
Date:   December 12, 1996              Mark E. Hood
                                       Senior Vice President - Finance
                                       Chief Accounting Officer