Form 10-K
period 1997-02-01
SAKS HOLDINGS INC
filed 1997-05-02
CIK 1010744

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended February 1, 1997

Commission file number 001-14346

                               SAKS HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

         Delaware                                        52-1685667
         --------                                        ----------
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

12 East 49th Street, New York, New York                  10017
----------------------------------------               ----------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code    (212) 940-4048

Securities pursuant to Section 12(b) of the Act:

         Title of each class                 Name of each exchange on which registered:
Common Stock, par value $.01 per share       New York Stock Exchange
--------------------------------------       -----------------------

Securities registered pursuant to Section 12(g) of the Act:
                  5-1/2% Convertible Subordinated Notes due September 15, 2006

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

1)       Yes /X/           No / /
2)       Yes /X/           No / /

The aggregate market value of the voting stock held by non-affiliates of the Registrant at April 5, 1997 was $1,691,382,450. The aggregate market value was computed by reference to the closing price as of that date. (For purposes of calculating this amount only, all directors, executive officers and greater than 10% shareholders of the Registrant are treated as affiliates.)

The number of shares outstanding of the Registrants only class of common stock as of April 5, 1997 was 63,400,313.

Documents Incorporated by Reference

Portions of the Registrant's annual shareholders report for the year ended February 1, 1997 are incorporated into Part II.

Portions of the Registrant's definitive Proxy Statement for its annual shareholders meeting to be held on June 16, 1997 are incorporated by reference into Part III.

Part I

Item 1.  Business

                  GENERAL

                  Saks Holdings, Inc. is the parent company of Saks & Company, which does business as Saks Fifth Avenue, OFF 5TH and Folio. Saks Fifth Avenue is recognized worldwide as a premier fashion retailer, offering the finest quality and latest style in women's and men's apparel. Supported by a strong commitment to personalized customer service, Saks primarily sells better, bridge and designer apparel, shoes, accessories, jewelry, cosmetics and fragrances for women and men, as well as gift merchandise and children's apparel. Capitalizing on its 70-year history as a fashion authenticator and the prominence of its landmark Fifth Avenue store in New York City, Saks Fifth Avenue has developed one of the most recognized retailing franchises in the world.

                  Saks Fifth Avenue was founded in 1867 and was incorporated in New York as Saks & Company in 1902. Opened in New York City in September 1924 by Horace Saks and Bernard Gimbel, the landmark Fifth Avenue store offered exclusive merchandise from around the world. In 1973, Saks & Company was acquired by a subsidiary of B.A.T. Industries, PLC through its acquisition of Gimbel Bros., Inc. In July 1990, affiliates of Investcorp S.A. and a group of international investors acquired Saks & Company from B.A.T. Industries, PLC.

                  Sales are generated through four retail store formats:
                  Full-line; resort stores; Main Street stores; OFF 5TH stores; and, Folio catalogs. As of February 1, 1997, there were 40 Full-line stores, seven Resort stores, three Main Street stores and 33 OFF 5TH outlet stores. The full-line, resort and main street store operations are conducted from premier retail locations and sell merchandise which has been determined to be most important to its top customers. The OFF 5TH outlet division sells high quality, upscale branded fashion apparel and home furnishings at exceptional prices. The Folio catalogs primarily offer fashionable women's apparel, accessories and home furnishings and gifts.

                  In addition to the preceding discussion, a description of each retail format included in the annual shareholders report for the year ended February 1, 1997 is incorporated herein by reference.

                  TRADEMARKS AND SERVICE MARKS

                  The Company owns its principal trademarks and service marks, including "Saks Fifth Avenue", "SFA" and "S5A" marks. Other important trademarks and service marks include "OFF 5TH", "Folio", "Real Clothes", "The Works" and "The Fifth Avenue Club". The Company's trademarks and service marks are registered in the

                  United States Patent and Trademark Office. The term of these registrations is generally ten years, and they are renewable for additional ten year periods indefinitely, so long as the marks are still in use at the time of renewal. Saks is not aware of any claims of infringement or other challenges to its right to register or use its marks in the United States.

                  SEASONALITY

                  The retail apparel industry is seasonal in nature, with a high proportion of sales and operating income generated in November and December. During fiscal 1996, fiscal 1995 and fiscal 1994, the fourth quarter provided approximately 31%, 32% and 31%, respectively, of the Company's net sales and the majority of its operating income. As a result, the Company's operating results depend significantly on the holiday selling season. Working capital requirements fluctuate during the year, increasing substantially in October and November in anticipation of the holiday selling season as significantly higher inventory levels are necessary.

                  RELIANCE ON FIFTH AVENUE STORE

                  The Company's flagship Fifth Avenue store in New York City accounted for approximately 21%, 22% and 24% of consolidated net sales in fiscal 1996, fiscal 1995 and fiscal 1994, respectively and plays a significant role in marketing the Saks Fifth Avenue name.

                  COMPETITION

                  All aspects of the retail industry, including attracting customers, securing merchandise and locating appropriate retail sites, are highly competitive. The Company competes for customers in this industry with retailers in the following five categories: large specialty apparel retailers; better department stores; national specialty apparel chains; designer boutiques; and individual specialty apparel stores. The type of individual competitor in each of these groups differs from region to region and from store to store. Although management believes it will be able to continue to compete on the basis of quality, service and reputation, there can be no assurance that it will maintain or improve the Company's competitive position.

                  EMPLOYEES

                  At February 1, 1997, the Company employed approximately 838 people at its headquarters and buying offices and 14,506 in its stores, two distribution centers and data center. The Company's staffing requirements fluctuate during the year as a result of the seasonality of the retail apparel industry, adding approximately 1,200 to 1,500 more seasonal employees in the fourth quarter. Approximately 147 of the Company's employees are covered by collective bargaining agreements. The Company has never been subject to a strike and believes that its relationship with its employees and the unions is good.

                  FORWARD-LOOKING STATEMENTS

                  Certain statements contained in this document as well as those items incorporated by reference, including, without limitation, statements containing the words "believes", "anticipates", "intends", "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Saks Holdings, Saks or the retail industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in those areas in which Saks operates; demographic changes; prospects for the retail industry; competition; changes in business strategy or development plans; the loss of key personnel; the availability of capital to fund the expansion of Saks' business; and other factors referenced in this document as well as those items incorporated by reference. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Saks Holdings disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                  CAPITAL EXPENDITURES; LIQUIDITY; SOURCES OF SUPPLY; REVENUES BY RETAIL FORMAT

                  For information on capital expenditures, liquidity, sources of supply and revenues by retail format, Management's Discussion and Analysis of Financial Condition and Results of Operations included in the annual shareholders report for the year ended February 1, 1997 is incorporated herein by reference.

Item 2.  Properties

                  The following table summarizes the property ownership of stores as of February 1, 1997:

                                                                              Number       Gross         % of Gross
                                                                               of          Square           Square
                                                                             Stores        Footage          Footage

                 Full-Line, Resort and Main Street Stores:
                    Owned store on owned land .....................             7         1,380,000             23 %
                    Owned on leased land ..........................            20         1,949,700             36
                    Leased store on leased land ...................            23         1,757,200             27

                                                                      ===========     =============     ===========
                                                                               50         5,086,900             86
                 OFF 5TH Stores:
                    Leased store on leased land ...................            32           772,600             13
                    Owned on leased land ..........................             1            27,100              1
                                                                      -----------     -------------     -----------
                                                                               33           799,700             14
                                                                      -----------     -------------     -----------
                 Total ............................................            83         5,886,600            100 %
                                                                      ===========     =============     ===========


                  In addition to the preceding table, a listing of all retail properties included in the annual shareholders report for the year ended February 1, 1997 is incorporated herein by reference.

                  The Company currently operates two distribution centers located in Yonkers, N.Y. and Ontario, CA. A new state-of-the-art distribution center in Aberdeen, MD is being constructed to replace the Yonkers, NY facility. The Company expects to make the transition to this new facility in 1997. The Company also leases its home office space in New York, NY.

Item 3.  Legal Proceedings

                  There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4. Submission of Matters to a Vote of Security Holders

                  The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 1996.

Part II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

                  Common Stock Market Prices and Common Stock Information included in the annual shareholders report for the year ended February 1, 1997 is incorporated herein by reference.

                  The Company's common stock is traded on the New York Stock Exchange (ticker symbol SKS). The approximate number of record holders of the Company's common stock at February 1, 1997 was 354.

                  The Company currently does not pay any cash dividends on common stock. Saks Holdings is a holding company with no business operations of its own. Saks Holdings is therefore dependent upon payments, dividends and distributions from Saks & Company for funds to pay its expenses and to pay future cash dividends or distributions, if any, to holders of the common stock. The Company currently retains any earnings for support of its working capital, repayment of indebtedness, capital expenditures and general corporate purposes. Saks & Company has no current intention of paying dividends or making other distributions to the Company in excess of amounts necessary to pay the Company's expenses and taxes. Saks & Company's credit facility contains restrictions on the ability to pay dividends or make other distributions to the Company.

Item 6.  Selected Financial Data


                                                Fiscal           Fiscal           Fiscal          Fiscal           Fiscal
                                                 1996             1995             1994            1993             1992
                                    ---------------------------------------------------------------------------------------
                                                               (In Millions, except per share data)
Net sales ................................    $1,945             $1,687           $1,418         $1,396            $1,344
Management fees ..........................        (1)                (7)              (2)            (2)               (2)
Impairment and special charges ...........         -                (36)               -           (178)                -
Operating income  (loss) .................       109                 36               66           (154)               12
Income (loss) before
  extraordinary charge ...................        37                (58)             (10)          (228)              (77)
Net income (loss) ........................        24                (64)             (11)          (256)              (86)
Total assets .............................     1,573              1,366            1,289          1,306             1,471
Long-term debt and capital lease
     obligations .........................       709                976              874            892               862
Per common share:
     Income (loss) before
       extraordinary charge ..............      0.63              (1.29)           (0.22)         (5.07)            (1.93)
     Net income (loss) ...................      0.41              (1.43)           (0.24)         (5.68)            (2.14)


                  All per share data have been retroactively adjusted to reflect the five-for-one stock split in fiscal 1996 of the Company's common stock effected in the form of share distributions ("stock dividends").

                  Management's Discussion and Analysis of Financial Condition and Results of Operations included in the annual shareholders report for the year ended February 1, 1997 is incorporated herein by reference.

                  Impairment and special charges of $36.4 million were recorded in fiscal 1995. The charges recorded consist of exit costs of its Yonkers distribution center, the integration costs of former I. Magnin locations and write-down of capitalized EDP software and amounted to $10,015, $8,900 and $8,500, respectively.

                  Impairment and special charges of $177.7 million were recorded in fiscal 1993. These charges consisted of $118.0 million to reduce the carrying value of property and equipment, goodwill and intangible assets, $40.2 million related to store closings and downsizings (write-down of property and equipment to net realizable value, lease related costs, inventory liquidations and severance) and $19.5 million related to an early retirement program.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Management's Discussion and Analysis of Financial Condition and Results of Operations included in the annual shareholders report for the year ended February 1, 1997 is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

                  The report of independent accountants and consolidated financial statements included in the annual shareholders report for the year ended February 1, 1997 is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  None.

Part III

Item 10. Directors and Officers of the Registrant

                  The information contained in Saks Holdings, Inc.'s Proxy Statement dated May 2, 1997, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

                  The information contained in Saks Holdings, Inc.'s Proxy Statement dated May 2, 1997, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management

                  The information contained in Saks Holdings, Inc.'s Proxy Statement dated May 2, 1997, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.


Item 13. Certain Relationships and Related Transactions

                  The information contained in Saks Holdings, Inc.'s Proxy Statement dated May 2, 1997, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

Part IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K

               (a-1) The following consolidated financial statements of Saks Holdings, Inc. included in the annual report to shareholders for the year ended February 1, 1997, are incorporated by reference in
               Item 8:

                  Consolidated Balance Sheets - February 1, 1997 and February 3, 1996

                  Consolidated Statements of Operations - Fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995.

                  Consolidated Statements of Shareholders' Equity - Fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995.

                  Consolidated Statements of Cash Flows - Fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995.

                  Notes to Consolidated Financial Statements.

                  Report of Independent Accountants.

               (a-2) The following consolidated financial statement schedules of Saks Holdings, Inc. and subsidiaries are included in Item 14(d):

                  Schedule I   Condensed financial information of registrant.

                  Report of Independent Accountants on Schedule I.

                  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

               (a-3) Listing of Exhibits

                  Exhibit No.
                  -----------

                  11.01 - Statement Re: Computation of Per Share Earnings

                  13.01 - Common Stock Market Prices and Common Stock Information, incorporated into Part II, Item 5 of this Form 10-K by reference to the Registrant's annual shareholders report for the year ended February 1, 1997 (the "1997 Annual Report").

                  13.02 - Management's Discussion and Analysis of Financial Condition and Results of Operations, incorporated into Part II, Item 6 and Item 7 of this Form 10-K by reference to the 1997 Annual Report.

                  13.03 - Report of Independent Accountants and Consolidated Financial Statements, incorporated into Part II, Item 8 of this Form 10-K by reference to the 1997 Annual Report.

                  21.01 - Subsidiaries of the Registrant

                  22.01 - Proxy Statement, incorporated herein by reference to
                  Registrants' proxy statement (File No.      ) Filed on May 2,
                  1997.

                  23.01 - Consent of Independent Accountants

                  27.01 - Financial Data Schedule

                  Exhibit No.
                  -----------

                  99.01 - Press Release - Saks announces preliminary first quarter results

                  99.02 - Press Release - Saks Holding, Inc. and Isetan Company Limited agree to a joint reorganization plan for Barney's Inc.


               (b) Reports on Form 8-K filed in the fourth quarter of fiscal
                   1996:

                  None.



Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SAKS HOLDINGS, INC.


                                      /s/  Mark E. Hood
                                      -----------------
                                      Mark E. Hood
                                      Senior Vice President - Finance
                                      Chief Accounting Officer

                                        May 2, 1997
                                        -----------
                                          Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


     /s/  Philip B. Miller
---------------------------------------     Chairman of the Board and                   May 2, 1997
Philip B. Miller                             Chief Executive Officer
                                             (Principal Executive Officer)


     /s/  Brian E. Kendrick
---------------------------------------     Vice Chairman of the Board and              May 2, 1997
Brian E. Kendrick                            Chief Operating Officer


     /s/  Rose Marie Bravo
--------------------------------------      President and Director                      May 2, 1997
Rose Marie Bravo


     /s/  Richard F. Zannino
--------------------------------------      Executive Vice President,                   May 2, 1997
Richard F. Zannino                           Chief Financial Officer and
                                             Treasurer (Principal Financial
                                             Officer)


     /s/  Savio W. Tung
----------------------------------------    Director                                    May 2, 1997
Savio W. Tung


     /s/  Jon P. Hedley
------------------------------------------  Director                                    May 2, 1997
Jon P. Hedley


     /s/  E. Garrett Bewkes III
--------------------------------------      Director                                    May 2, 1997
E. Garrett Bewkes III


     /s/  Charles J. Philippin
----------------------------------------    Director                                    May 2, 1997
Charles J. Philippin


     /s/  Stephen I. Sadove
----------------------------------------    Director                                    May 2, 1997
Stephen I. Sadove


     /s/  Brian Ruder
----------------------------------------    Director                                    May 2, 1997
Brian Ruder


     /s/  Mark E. Hood
-----------------------------------------   Senior Vice President - Finance             May 2, 1997
Mark E. Hood                                 (Principal Accounting Officer)

Report of Independent Accountants




To the Board of Directors and Shareholders of Saks Holdings, Inc.

Our report on the consolidated financial statements of Saks Holdings, Inc. has been incorporated by reference in this Form 10-K from the Annual Shareholders Report of Saks Holdings, Inc. In connection with our audits of such consolidated financial statements, we have also audited the related financial statement schedule listed in item 14(a-2) of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                                  /s/  Coopers & Lybrand L.L.P.

New York, New York
March 4, 1997

Schedule I - Condensed Financial Information of Registrant

Saks Holdings, Inc.
(Parent Company)

Condensed Balance Sheets


                                                                         February 1,                 February 3,
                                                                             1997                       1996
                                                                     --------------------       ---------------------
                                                                                      (In Thousands)
Assets
Current assets:
    Cash and cash equivalents ............................           $              5,159       $                  -
    Interest receivable from subsidiary ..................                          5,429                          -
                                                                     --------------------       ---------------------
         Total current assets ............................                         10,588                          -


Note receivable from subsidiary ..........................                        276,000                          -


Deferred financing costs, net ............................                          7,907                          -

Investment in subsidiary .................................                        515,604                      83,175
                                                                     --------------------       ---------------------
          Total assets ...................................           $            810,099       $              83,175
                                                                     ====================       =====================

Liabilities and shareholders' equity
Current liabilities ......................................           $              5,429       $                  -
Long-term debt ...........................................                        276,000                          -
Shareholders' equity:
     Common stock ........................................                            633                         450
     Other shareholders' equity ..........................                        528,037                      82,725
                                                                     --------------------       ---------------------
Total shareholders' equity ...............................                        528,670                      83,175
                                                                     --------------------       ---------------------
Total liabilities and shareholders' equity ...............           $            810,099       $              83,175
                                                                     ====================       =====================




The accompanying Notes are an integral part of the condensed financial statements

Saks Holdings, Inc.
(Parent Company)

Condensed Statements of Operations


                                                                Fiscal               Fiscal                Fiscal
                                                                 1996                 1995                  1994
                                                          ------------------    -----------------    ------------------
                                                                                 (In Thousands)
Interest income ..................................        $            5,468    $              -    $                 -

Interest expense .................................                     5,722                   -                      -
                                                          ------------------    -----------------    ------------------
Income (loss) before income taxes and equity
     in net income (loss) of subsidiaries ........                      (254)                  -                      -

Income taxes .....................................                         -                   -                      -
                                                          ------------------    -----------------    ------------------
                                                                        (254)                   -                     -

Equity in net income (loss) of subsidiaries ......                    24,398              (64,095)               (10,618)
                                                          ------------------    -----------------    ------------------
Net income (loss) ................................        $           24,144    $         (64,095)    $          (10,618)
                                                          ==================    =================     ==================




The accompanying Notes are an integral part of the condensed financial statements

Saks Holdings, Inc.
(Parent Company)

Condensed Statements of Cash Flows


                                                                    Fiscal              Fiscal              Fiscal
                                                                     1996                1995                1994
                                                               ----------------     ---------------     ---------------
                                                                                    (In Thousands)
Net cash provided by operating activities ...............      $         16,477     $             0     $             0
                                                               ----------------     ---------------     ---------------

Investing activities:
     Advances to subsidiary .............................              (276,000)                  -                   -
     Investment in subsidiary ...........................              (424,469)                  -                   -
                                                               ----------------     ---------------     ---------------
Net cash (used in) investing activities .................              (700,469)                  0                   0
                                                               ----------------     ---------------     ---------------


Financing activities:
     Proceeds from initial public offering ..............              (416,969)                  -                   -
     Proceeds from exercise of stock options ............                 4,325                   -                   -
     Proceeds from issuance of Notes ....................               276,000                   -                   -
     Financing costs ....................................                (8,200)                  -                   -
     Other ..............................................                    57                   -                   -
                                                               ----------------     ---------------     ---------------
Net cash provided by financing activities ...............               689,151                   0                   0
                                                               ----------------     ---------------     ---------------
Increase in cash and cash equivalents ...................                 5,159     $             0     $             0
                                                               ----------------     ---------------     ---------------
Cash at end of year .....................................      $          5,159     $             0     $             0
                                                               ================     ===============     ===============


The accompanying Notes are an integral part of the condensed financial statements

Saks Holdings, Inc.
(Parent Company)

Notes to Condensed Financial Statements

1. Basis of Presentation

Saks Holdings, Inc.'s investment in subsidiaries is accounted for under the equity method and is stated at cost plus (minus) equity in undistributed earnings (losses) since the date of acquisition, less dividends received from subsidiaries. Parent company-only financial statements are not the primary financial statements of the registrant and should be read in conjunction with the Company's consolidated financial statements included in the Saks Holdings, Inc. consolidated annual report to shareholders.

2. Note Receivable from Subsidiary

The terms and provisions of this note correspond to those of the convertible subordinated notes disclosed in the Saks Holdings, Inc. consolidated financial statements.

                                         Exhibit Index

Exhibit No.                                                            Page No.
-----------                                                            --------

11.01 - Statement Re: Computation of Per Share Earnings

13.01 - Common Stock Market Prices and Common Stock Information, incorporated into Part II, Item 5 of this Form 10-K by reference to the Registrant's annual shareholders report for the year ended Feburary 1, 1997 (the "1997 Annual Report").

13.02 - Management's Discussion and Analysis of Financial Condition and Results of Operations, incorporated into Part II, Item 6 and Item 7 of this Form 10-K by reference to the 1997 Annual Report.

13.03 - Report of Independent Accountants and Consolidated Financial Statements, incorporated into Part II, Item 8 of this Form 10-K by reference to the 1997 Annual Report.

21.01 - Subsidiaries of the Registrant

22.01 - Proxy Statement, incorporated herein by reference to
        Registrants' proxy statement (File No.      ) Filed on May 2,
        1997.

23.01 - Consent of Independent Accountants

27.01 - Financial Data Schedule

99.01 - Press Release - Saks announces preliminary first quarter results

99.02 - Press Release - Saks Holding, Inc. and Isitan Company Limited agree to a joint reorganization plan for Barney's Inc.