Form 10-K/A
period 1997-02-01
SAKS HOLDINGS INC
filed 1997-05-06
CIK 1010744

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A



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

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

               (a-3) Listing of Exhibits

                  Exhibit No.
                  -----------


                  3.01* - Amended and Restated Certificate of Incorporation of Saks Holdings, as filed with the Delaware Secretary of State on May 28, 1996.

                  3.02* - Bylaws of Saks Holdings, as adopted on August 6, 1990.

                  4.01* - See Exhibits 3.01 and 3.02 as to the rights of holders of Saks Holdings' Common Stock.

                  4.02* - Form of Stock Certificate of the Common Stock of Saks Holdings.

                  4.03.1- Credit Agreement, dated as of October 8, 1996, among Saks, the several lenders form time to time party thereto and The Chase Manhattan Bank as administrative agent (the "Credit Facility").

                  4.04.2- Consent No. 1 to the Credit Facility, dated as of January 17, 1997.

                  4.05* - Amended and Restated Loan and Security Agreement dated as of May 12, 1995 between Fifth Avenue Capital Trust ("FACT") and certain direct and indirect wholly-owned subsidiaries of Saks (the "Borrowers").

                  4.06* - Trust and Servicing Agreement dated as of May 12, 1995 among FACT, Bankers Trust Company, as servicer, and Marine Midland Bank, as trustee.

                  4.07* - Amended and Restated Trust Agreement, dated as of May 12, 1995, among Saks, HNY, INc. and Wilmington Trust Company, as owner trustee.

                  4.08* - Registration Rights Agreement, dated as of August 16, 1996, among Saks Holdings and certain stockholders of Saks.

                  10.01.1* Amended and Restated Pooling & Servicing Agreement, dated as of December 16, 1991, among SFA Finance Company, Saks and Bankers Trust Company, as trustee
                  (the "1991 P&S").

                  10.01.2* First Amendment to the 1991 P&S, dated as of November 5, 1992.

                  10.01.3* Second Amendment to the 1991 P&S, dated as of October 26, 1993.

                  10.02.1* Second Amended and Restated Receivables Purchase Agreement, dated as of December 16, 1991, between Saks and SFA Finance Company (the "Receivables Purchase Agreement")

                  10.02.2* First Amendment to the Receivables Purchase Agreement, dated as of November 5, 1992.

                  10.02.3* Second Amendment to the Receivables Purchase Agreement, dated as of October 26, 1993.

                  10.03.1* Series 1991-2 Supplement, dated as of December 16, 1991, among SFA Finance Company, Saks, MHTC, as administrative agent, and Bankers Trust Company, as trustee (the "1991-2 Supplement").

                  10.03.2* First Amendment to the 1991-2 Supplement, dated as of July 22, 1992.

                  10.03.3* Second Amendment to the 1991-2 Supplement, dated as of August 20, 1992.

                  10.03.4* Third Amendment to the 1991-2 Supplement, dated as of November 5, 1992.

                  10.03.5* Fourth Amendment to the 1991-2 Supplement, dated as of May 20, 1993.

                  10.03.6* Fifth Amendment to the 1991-2 Supplement, dated as of October 28, 1993.

                  10.03.7* Sixth Amendment to the 1991-2 Supplement, dated as of September 30, 1994.

                  10.04.1* Class C Supplement to Series 1991-2 Supplement, dated as of November 5, 1992, among SFA Finance Company, Saks and Bankers Trust Company, as trustee (the "1991-2(C) Supplement").

                  10.04.2* First Amendment to the 1991-2(C) Supplement, dated as of September 30, 1994

                  10.05* Class B Supplement to Series 1991-2 Supplement, dated as of September 30, 1994, among SFA Finance Company, Saks and Bankers Trust Company, as trustee.

                  10.06* Series 1995-1 Supplement, dated as of November 13, 1995, among SFA Finance Company, Saks, Swiss Bank Corporation, New York Branch, as administrative agent, and Bankers Trust Company, as trustee.

                  10.07* Transition Supplement to the 1991 P&S, dated as of April 25, 1996, among SFA Finance Company, Saks and Bankers Trust Company, as trustee.

                  10.08* Pooling and Servicing Agreement, dated as of April 25, 1996, among SFA Finance Company, Saks and Bankers Trust Company, as trustee (the "1996 P&S").

                  10.09* Series 1996-1 Supplement to the 1996 P&S, dated as of April 25, 1996, among SFA Finance Company, Saks and Bankers Trust Company, as trustee.

                  10.10* Third Amended and Restated Receivables Purchase Agreement, dated as of April 25, 1996, between Saks and SFA Finance Company.

                  10.11* Series 1996-2 Supplement to the 1996 P&S, dated as of April 25, 1996, among SFA finance Company, Saks and Bankers Trust Company, as trustee.

                  10.12* Purchase Agreement, dated May 4, 1995 among Saks, FACT, the Borrowers, Goldman, Sachs & Company and Chemcial Securities,Inc. with respect to the sale of Commercial Mortgage Pass-Through Certificates due May 12, 2002.

                  10.13* Saks Fifth Avenue Supplemental Pension Plan, effective July 2, 1990.

                  10.14* Saks Holdings, Inc. Senior Management Stock Incentive Plan, dated as of October 17, 1990 (the "Old Incentive Plan").

                  10.15* Standard form of Stock Option Agreement Pursuant to the Old Incentive Plan

                  10.16.1* Saks Holdings, Inc. 1996 Management Stock Incentive Plan, dated as of February 1, 1996 (the "New Incentive Plan").

                  10.16.2* Amendment to the New Incentive Plan.

                  10.17* Standard Form of Stock Option Agreement Pursuant to the New Incentive Plan.

                  10.18* Amended and Restated Employment Agreement, dated as of March 1, 1996, between Saks and Philip B. Miller.

                  10.19* Amended and Restated Employment Agreement, dated as of March 1, 1996, between Saks and Rose Marie Bravo.

                  10.20* Amended and Restated Employment Agreement, dated as of March 1, 1996, between Saks and Owen E. Dorsey.

                  10.21* Employment Agreement, dated as of March 1, 1996, between Saks and Brian E. Kendrick.

                  10.22* Agreement for Management Advisory and Consulting Services, dated as of July 2, 1995, between Saks and III.

                  10.23* Acquisitions Advisory Agreement, dated as of January 29, 1995, between Saks and III.

                  10.24* Public Company Expenses Agreement, dated as of April 27, 1996, between Saks Holdings and Saks.

                  10.25* Form of Common Stock Purchase Agreement between Saks Holdings and Investcorp, S.A.


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

                  21.01 - Subsidiaries of the Registrant


                  22.01 - Proxy Statement, incorporated herein by reference to Registrants' definitive Proxy Statement for its annual shareholders meeting to be held on June 16, 1997
                  (File No. 001-14346), filed on May 2, 1997.

                  23.01 - Consent of Independent Accountants

                  27.01 - Financial Data Schedule

                  Exhibit No.
                  -----------

                  99.01 - Press Release - Saks announces preliminary first quarter results

                  99.02 - Press Release - Saks Holding, Inc. and Isetan Company Limited agree to a joint reorganization plan for Barney's Inc.


----------------
* Incorporated herein by reference to Saks Holdings' registration statement on Form S-1 (File No. 333-2426)



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

                                         Exhibit Index

Exhibit No.                                                            Page No.
-----------                                                            --------



3.01* - Amended and Restated Certificate of Incorporation of Saks Holdings, as filed with the Delaware Secretary of State on May 28, 1996.

3.02* - Bylaws of Saks Holdings, as adopted on August 6, 1990.

4.01* - See Exhibits 3.01 and 3.02 as to the rights of holders of Saks
        Holdings' Common Stock.

4.02* - Form of Stock Certificate of the Common Stock of Saks Holdings.

4.03.1- Credit Agreement, dated as of October 8, 1996, among Saks, the several lenders form time to time party thereto and The Chase Manhattan Bank as administrative agent (the "Credit Facility").

4.04.2- Consent No. 1 to the Credit Facility, dated as of January 17, 1997.

4.05* - Amended and Restated Loan and Security Agreement dated as of
        May 12, 1995 between Fifth Avenue Capital Trust ("FACT") and certain direct and indirect wholly-owned subsidiaries of Saks (the "Borrowers").

4.06* - Trust and Servicing Agreement dated as of May 12, 1995 among FACT,
        Bankers Trust Company, as servicer, and Marine Midland Bank, as trustee.

4.07* - Amended and Restated Trust Agreement, dated as of May 12, 1995, among
        Saks, HNY, Inc. and Wilmington Trust Company, as owner trustee.

4.08* - Registration Rights Agreement, dated as of August 16, 1996, among Saks
        Holdings and certain stockholders of Saks.

10.01.1* Amended and Restated Pooling & Servicing Agreement, dated as of
         December 16, 1991, among SFA Finance Company, Saks and Bankers Trust Company, as trustee (the "1991 P&S").

10.01.2* First Amendment to the 1991 P&S, dated as of November 5, 1992.

10.01.3* Second Amendment to the 1991 P&S, dated as of October 26, 1993.

10.02.1* Second Amended and Restated Receivables Purchase Agreement dated as of
         December 16, 1991, between Saks and SFA Finance Company (the "Receivables Purchase Agreement")

10.02.2* First Amendment to the Receivables Purchase Agreement, dated as of November 5, 1992.

10.02.3* Second Amendment to the Receivables Purchase Agreement, dated as of October 26, 1993.

10.03.1* Series 1991-2 Supplement, dated as of December 16, 1991, among SFA
         Finance Company, Saks, MHTC, as administrative agent, and Bankers Trust Company, as trustee (the "1991-2 Supplement").

10.03.2* First Amendment to the 1991-2 Supplement, dated as of July 22, 1992.

10.03.3* Second Amendment to the 1991-2 Supplement, dated as of August 20, 1992.

10.03.4* Third Amendment to the 1991-2 Supplement, dated as of November 5, 1992.

10.03.5* Fourth Amendment to the 1991-2 Supplement, dated as of May 20, 1993.

10.03.6* Fifth Amendment to the 1991-2 Supplement, dated as of October 28, 1993.

10.03.7* Sixth Amendment to the 1991-2 Supplement, dated as of September 30, 1994.

10.04.1* Class C Supplement to Series 1991-2 Supplement, dated as of
         November 5, 1992, among SFA Finance Company, Saks and Bankers Trust Company, as trustee (the "1991-2(C) Supplement").

10.04.2* First Amendment to the 1991-2(C) Supplement, dated as of September 30, 1994.

10.05*- Class B Supplement to Series 1991-2 Supplement, dated as of
        September 30, 1994, among SFA Finance Company, Saks and Bankers Trust Company, as trustee.

10.06*- Series 1995-1 Supplement, dated as of November 13, 1995, among SFA
        Finance Company, Saks, Swiss Bank Corporation, New York Branch, as administrative agent, and Bankers Trust Company, as trustee.

10.07*- Transition Supplement to the 1991 P&S, dated as of April 25, 1996, among SFA Finance Company, Saks and Bankers Trust Company, as trustee.

10.08*- Pooling and Servicing Agreement, dated as of April 25, 1996, among SFA
        Finance Company, Saks and Bankers Trust Company, as trustee (the "1996 P&S").

10.09*- Series 1996-1 Supplement to the 1996 P&S, dated as of April 25, 1996, among SFA Finance Company, Saks and Bankers Trust Company, as trustee.

10.10*- Third Amended and Restated Receivables Purchase Agreement, dated as of
        April 25, 1996, between Saks and SFA Finance Company.

10.11*- Series 1996-2 Supplement to the 1996 P&S, dated as of April 25, 1996, among SFA finance Company, Saks and Bankers Trust Company, as trustee.

10.12*- Purchase Agreement, dated May 4, 1995 among Saks, FACT, the Borrowers,
        Goldman, Sachs & Company and Chemcial Securities,Inc. with respect to the sale of Commercial Mortgage Pass-Through Certificates due
        May 12, 2002.

10.13*- Saks Fifth Avenue Supplemental Pension Plan, effective July 2, 1990.

10.14*- Saks Holdings, Inc. Senior Management Stock Incentive Plan, dated as of
        October 17, 1990 (the "Old Incentive Plan").

10.15*- Standard form of Stock Option Agreement Pursuant to the Old Incentive
        Plan.

10.16.1* Saks Holdings, Inc. 1996 Management Stock Incentive Plan, dated as of
         February 1, 1996 (the "New Incentive Plan").

10.16.2* Amendment to the New Incentive Plan.

10.17*- Standard Form of Stock Option Agreement Pursuant to the New Incentive
        Plan.

10.18*- Amended and Restated Employment Agreement, dated as of March 1, 1996, between Saks and Philip B. Miller.

10.19*- Amended and Restated Employment Agreement, dated as of March 1, 1996, between Saks and Rose Marie Bravo.

10.20*- Amended and Restated Employment Agreement, dated as of March 1, 1996, between Saks and Owen E. Dorsey.

10.21*- Employment Agreement, dated as of March 1, 1996, between Saks and
        Brian E. Kendrick.

10.22*- Agreement for Management Advisory and Consulting Services, dated as of
        July 2, 1995, between Saks and III.

10.23*- Acquisitions Advisory Agreement, dated as of January 29, 1995, between
        Saks and III.

10.24*- Public Company Expenses Agreement, dated as of April 27, 1996, between
        Saks Holdings and Saks.

10.25*- Form of Common Stock Purchase Agreement between Saks
        Holdings and Investcorp, S.A.




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

21.01 - Subsidiaries of the Registrant


22.01 - Proxy Statement, incorporated herein by reference to Registrants' definitive Proxy Statement for its annual shareholder meeting to be held on June 16, 1997
        (File No. 001-14346), filed on May 2, 1997.


23.01 - Consent of Independent Accountants

27.01 - Financial Data Schedule

99.01 - Press Release - Saks announces preliminary first quarter results


99.02 - Press Release - Saks Holding, Inc. and Isetan Company Limited agree to a joint reorganization plan for Barney's Inc.



----------------
* Incorporated herein by reference to Saks Holdings' registration statement on Form S-1 (File No. 333-2426)