Form 10-Q
period 1997-05-03
SAKS HOLDINGS INC
filed 1997-06-12
CIK 1010744

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 1997

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

1)   Yes |X|      No  |_|
2)   Yes |X|      No  |_|

As of May 3, 1997 there were outstanding 63,404,136 shares of the issuer's common stock, $.01 par value.

                               SAKS HOLDINGS, INC.
                                      INDEX

                                                                       Page
Part I. Financial Information                                          Number

      Item  1. Condensed Consolidated Balance Sheets
               as of May 3, 1997, May 4, 1996 and
               February 1, 1997                                          1

               Condensed Consolidated Statements
               of Operations for the Thirteen weeks
               ended May 3, 1997 and May 4, 1996                         2

               Condensed Consolidated Statements
               of Cash Flows for the Thirteen weeks
               ended May 3, 1997 and May 4, 1996                         3

               Notes to Condensed Consolidated Financial
               Statements                                                4-5

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations             6-8

Part II. Other Information

      Item 1   Legal Proceedings                                         9
      Item 2   Changes in Securities                                     9
      Item 3   Defaults upon Senior Securities                           9
      Item 4   Submission of Matters to a Vote of Security Holders       9
      Item 5   Other Information                                         9
      Item 6   Exhibits and Reports on Form 8-K                          9

               Signatures                                                10

                               SAKS HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                   May 3,      May 4,   February 1,
(in thousands)                                      1997        1996        1997
                                                 ----------------------------------
Assets:
Current assets:
   Cash and cash equivalents                    $   10,369  $   10,935  $   52,955
   Accounts receivable, net                         58,444      54,750      42,195
   Inventories                                     495,398     379,931     435,666
   Other current assets and restricted cash         54,828      51,497      69,791
                                                ----------  ----------  ----------
                      Total current assets         619,039     497,113     600,607

Property and equipment, net                        837,236     779,052     824,080
Intangibles and other assets                       162,922     141,033     148,176
                                                ----------  ----------  ----------
                      Total Assets              $1,619,197  $1,417,198  $1,572,863
                                                ==========  ==========  ==========

Liabilities and Shareholders' Equity

Current Liabilities
   Accounts payable, trade                      $  179,209  $  128,354  $  146,462
   Accrued liabilities                              88,023     104,126     139,681
   Taxes other than income taxes                    13,514      16,219      13,616
   Current portion of long-term debt and
     capital lease obligations                       5,505      27,054       5,437
                                                ----------  ----------  ----------
                  Total current liabilities        286,251     275,753     305,196

Long - term debt                                   642,041     909,339     591,841
Other noncurrent liabilities                       149,975     151,741     147,156
                                                ----------  ----------  ----------
                   Total liabilities             1,078,267   1,336,833   1,044,193

Shareholders' equity                               540,930      80,365     528,670
                                                ----------  ----------  ----------

Total Liabilities and Shareholders' Equity      $1,619,197  $1,417,198  $1,572,863
                                                ==========  ==========  ==========


          See Notes to the Condensed Consolidated Financial Statements

                               SAKS HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS of OPERATIONS
                                   (UNAUDITED)

                                                              Thirteen Weeks Ended
(in thousands except for                                       May 3,       May 4,
per share amounts)                                              1997        1996
                                                           --------------------------
Net sales                                                    $ 520,417   $ 464,479
Cost of sales, including buying & occupancy costs             (366,696)   (323,172)
                                                           --------------------------
              Gross margin                                     153,721     141,307
Selling, general and administrative expenses                  (127,344)   (120,038)
                                                           --------------------------
Operating income                                                26,377      21,269
Interest expense, net                                          (13,570)    (24,221)
                                                           --------------------------
           Income (loss) before income taxes
                    and extraordinary charge                    12,807      (2,952)
Income taxes                                                      (200)          0
                                                           --------------------------
           Income (loss) before extraordinary charge            12,607      (2,952)

Extraordinary charge-loss on early
           extinguishment of debt                               (3,352)          0
                                                           --------------------------

                         Net income  (loss)                  $   9,255   $  (2,952)
                                                           ==========================

Net income (loss) per share before extraordinary charge      $    0.20   $   (0.07)
                                                           ==========================

Net income (loss) per share                                  $    0.14   $   (0.07)
                                                           ==========================

Weighted average shares outstanding                             64,330      44,967
                                                           ==========================


          See Notes to the Condensed Consolidated Financial Statements

                               SAKS HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
                                   (UNAUDITED)

(in thousands)                                                        Thirteen Weeks Ended
                                                                       May 3,      May 4,
                                                                         1997       1996
                                                                     -----------------------
Net income and depreciation and amortization                           $ 26,934   $ 15,338

Adjustments to reconcile to net cash used in operating activities:
           Extraordinary charge - loss on early extinguishment
           of debt                                                        3,352          0
           Change in operating assets and liabilities                   (80,308)   (57,694)
                                                                     -----------------------
           Net cash used in operating activities                        (50,022)   (42,356)
                                                                     -----------------------

Cash flows from investing activities:
           Proceeds from sale and sale-leaseback of assets                1,413          0
           Capital expenditures, net of construction allowances
           received                                                     (31,042)   (13,954)
                                                                     -----------------------
           Net cash used in investing activities                        (29,629)   (13,954)
                                                                     -----------------------

Cash flows from financing activities:
           Net borrowings under senior credit facility                   65,200     69,100
           Purchase/payment of Commercial Mortgage Pass-Through
           Certificates                                                 (30,000)    (4,159)
           Financing costs                                                    0     (3,539)
           Other                                                          1,865       (784)
                                                                     -----------------------

           Net cash provided by financing activities                     37,065     60,618
                                                                     -----------------------

           (Decrease) increase in cash and cash equivalents            $(42,586)  $  4,308
                                                                     =======================


          See Notes to the Condensed Consolidated Financial Statements

                               SAKS HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Saks Holdings, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation have been included. The retail industry is seasonal in nature, and historically the results of operations for interim periods may not be indicative of the results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's consolidated financial statements for the year ended February 1, 1997 which were previously filed.

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

2. Income Taxes

The Company has net operating loss carryforwards, at February 1, 1997 of approximately $761 million, which are available to offset taxes otherwise payable on its future taxable income. The carryforwards begin to expire unless utilized in fiscal years 2005 through 2011.

Saks' results of operations, consistent with the retail industry, are seasonal in nature with a majority of its earnings derived in its fourth quarter. The Company currently expects that it will be required under generally accepted accounting principles to recognize the benefit of its net operating loss carryforwards in its 1997 fourth quarter results. If recognition is required, the net operating loss carryforwards would increase 1997 fourth quarter earnings by an estimated $275 million, and would also result in recording an asset for the deferred tax benefit and a corresponding increase to shareholders' equity in the Company's balance sheet. The recognition of the net operating loss carryforwards in the Company's 1997 financial statements would result in 1997 pretax earnings being subject to an estimated forty one percent effective tax rate (excluding the recognition of operating loss carryforwards) and would also be reflected in reported results on an ongoing basis beginning in 1998 when its pretax earnings would become subject to an estimated forty one percent effective income tax rate.

3. Initial Public Offering

In May 1996, the Company completed an initial public offering (the "Offering"). The Company sold approximately 18 million shares of common stock at an initial offering price of $25.00 per share. The net proceeds from the Offering were approximately $417.8 million. The net proceeds from the Offering were primarily used to prepay term loan borrowings under the Credit Facility and repay outstanding balances on the revolving credit portion of the Credit Facility.

4. 5 1/2% Convertible Subordinated Notes

In September 1996, the Company issued $276 million aggregate principal amount of 5 1/2% Convertible Subordinated Notes (the "Notes") for net cash proceeds after offering expenses and financing costs of $267.5 million. The Notes are due on September 15, 2006 and are convertible at any time prior to maturity into shares of the Company's common stock at a conversion rate of 24.0601 shares of common stock for each $1,000 principal amount of Notes, which is equivalent to a conversion price of approximately $41.563 per share. If all of the Notes are converted, a total of 6,640,588 shares of common stock will be issued.

The net proceeds from the issuance of the Notes were primarily used to prepay term loan borrowings under the Credit Facility and repay outstanding balances on the revolving credit portion of the Credit Facility.

5. Extraordinary Charge

In February 1997, the Company acquired an additional $15.0 million of its mortgage certificates with an annual fixed interest rate of 12.36%, effectively prepaying the mortgage certificates. The Company recorded an extraordinary charge of $3.4 million associated with the repurchase premium and accelerated write-off of deferred financing costs related to the repurchase.

6. Commitments and Contingencies

The Company is from time to time involved in routine litigation incidental to the course of its business. Management does not believe that the disposition of such litigation will have a material adverse effect on the financial position or results of operations of the Company.

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

                               Saks Holdings, Inc.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

         Results of Operations for the Thirteen Weeks Ended May 3, 1997
               Compared with the Thirteen Weeks ended May 4, 1996

Net sales for the thirteen weeks ended May 3, 1997 were $520.4 million, an increase of $55.9 million, or 12.0%, over net sales of $464.5 million for the thirteen weeks ended May 4, 1996. Comparable sales increased 2.6% from the fiscal 1996 period. Comparable sales in the 1996 fiscal period increased 13.3% from the comparable 1995 period.

Full-line, resort and main street store net sales increased $35.3 million, or 8.8%, from $402.5 million for the thirteen weeks ended May 4, 1996 to $437.8 million for the thirteen weeks ended May 3, 1997. Comparable sales for full-line, resort and main street stores increased 3.8% in fiscal 1997. Comparable sales in the 1996 fiscal period increased 12.6% from the comparable 1995 period. The increase in comparable sales in the 1997 first quarter was adversely affected by softness in demand for casual bridge apparel, the shift in Easter Calendar and cooler weather. Off 5th store net sales for the thirteen weeks ended May 3, 1997 increased $22.9 million, or 59.8%, from $38.3 million for the thirteen weeks ended May 4, 1996 to $61.3 million, primarily as a result of opening fifteen net new stores during the last three quarters of 1996 and the first quarter of 1997. Comparable sales for Off 5th stores decreased 2.8% from the fiscal 1996 period. Comparable sales in the 1996 fiscal period increased 14.9% from the comparable 1995 period. The decline in comparable sales in the 1997 first quarter resulted in part from Off 5th's lower than planned sell-off inventory levels (residual merchandise from Saks and Folio). Folio catalog net sales for the thirteen weeks ended May 3, 1997 decreased by $2.2 million, or 9.4%, from $23.6 million for the thirteen weeks ended May 4, 1996 to $21.4 million. Folio sales in the 1996 fiscal period increased 22.8% from the comparable 1995 period. The decline in Folio sales in the 1997 first quarter reflects a continued demand softness initially experienced in late spring 1996.

Cost of sales includes the cost of merchandise and buying and occupancy costs. Cost of sales increased $43.5 million, or 13.5%, during the thirteen weeks ended May 3, 1997 compared to the thirteen weeks ended May 4, 1996. As a percentage of net sales, cost of sales, including buying and occupancy costs, was 70.5% for the thirteen weeks ended May 3, 1997 compared to 69.6% for the thirteen weeks ended May 4, 1996. The increase in the cost of sales rate was due to an increase in the penetration of lower margin Off 5th sales, an increase in markdown rates and fixed occupancy costs associated with new stores.

Selling, general and administrative expenses increased by $7.3 million or 6.1% to $127.3 million for the thirteen weeks ended May 3, 1997 from the comparable period in fiscal 1996, primarily due to higher sales volume related costs. As a percentage of net sales, selling, general and administrative expenses were 24.5% for the thirteen weeks ended May 3, 1997 compared to 25.8% for the thirteen weeks ended May 4, 1996. The improvement in the selling, general and administrative expense rate resulted from an increased penetration of Off 5th stores, which have a lower expense rate as well as expense leverage associated with the sales growth.

An extraordinary charge of $3.4 million or $0.05 per share was recorded during the thirteen weeks ended May 3, 1997, which related to the repurchase of high cost debt.

Operating income was $26.4 million for the thirteen weeks ended May 3, 1997, an increase of $5.1 million from the thirteen weeks ended May 4, 1996.

Interest expense decreased 44% to $13.6 million for the thirteen weeks ended May 3, 1997 compared to the thirteen weeks ended May 4, 1996, due to reduced debt levels following the Company's initial public offering and the exchange of higher cost debt with lower cost debt associated with the September issuance by the Company of 5 1/2% Convertible Subordinated Notes due 2006, and a reduction of the spread on its variable interest rate borrowings.

Income taxes were $0.2 million for the thirteen weeks ended May 3, 1997 compared to $0 for the thirteen weeks ended May 4, 1996. The interim tax provision reflected in 1997 consists primarily of a current provision relating to federal alternative minimum tax. In 1996, the Company anticipated that the income tax provision for the full year would be immaterial, accordingly no tax provision was reflected in first quarter results. See Note 2 to the Condensed Consolidated Financial Statements for additional discussion on income taxes.

Net income, before extraordinary charge, for the thirteen weeks ended May 3, 1997 was $12.6 million or $0.20 per share, an improvement of $15.6 million or $0.27 per share from the thirteen weeks ended May 4, 1996.

Supplemental information:

The Company completed its initial public offering of common stock during May 1996. In order to provide meaningful comparisons, pro forma results as if the offering had been completed at the beginning of fiscal 1996 are provided. For the thirteen weeks ended May 3, 1997, the Company's net income, before extraordinary charge, was $12.6 million or $0.20 per share, an increase of 120%, compared to pro forma net income, before extraordinary charge, of $5.7 million or $0.09 per share for the thirteen weeks ended May 4, 1996. The pro forma results adjust 1996 reported results to give effect to the elimination of management fees, interest savings on debt repayments and to reflect an increase in the number of shares outstanding.

       Changes in Financial Condition and Liquidity since February 1, 1997

In February 1997, the Company acquired an additional $15.0 million of its mortgage certificates with an annual fixed interest rate of 12.36%. The Company recorded an extraordinary charge of $3.4 million associated with the repurchase premium and accelerated write-off of deferred financing costs.

During the fiscal 1997 period, the Company financed its working capital needs and capital expenditures primarily with cash on hand at the beginning of the period, cash provided by operations and borrowings under the Credit Facility. The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in the Condensed Consolidated Statements of Cash Flows.

Net cash used in operating activities was $50.0 million during the thirteen weeks ended May 3, 1997 compared to $42.4 million used in the thirteen weeks ended May 4, 1996. This increase was primarily attributable to increases in working capital accounts offset by increased net income in the 1997 period. The primary items affecting working capital in the 1997 period were a net increase in merchandise inventories of $59.7 million. The increase was due to the addition of new stores, seasonal inventory increases and an increase to support existing store sales growth. This increase was offset in part by an increase in accounts payable of $32.7 million related to the growth in inventory. Working capital was also affected by a decrease in accrued liabilities of $33.1 million due to the first quarter settlement of the January 1997 repurchase of $15.0 million of mortgage certificates, and the first quarter redemption of Saks First gift checks.

Net cash used in investing activities was $29.6 million during the thirteen weeks ended May 3, 1997 compared to $14.0 million in the thirteen weeks ended May 4, 1996. Capital expenditures were $31.0 million, net of construction allowances, during the thirteen weeks ended May 3, 1997 and consisted principally of construction of new stores and remodeling existing stores. Capital expenditures, net of construction allowances, in the thirteen weeks ended May 4, 1996 were $14.0 million. Proceeds from the sale and sale-leaseback of assets were $1.4 million during the thirteen weeks ended May 3, 1997 compared to $0 during the thirteen weeks ended May 4, 1996. In March 1997, the Company opened a new resort store in Hilton Head, SC and an Off 5th store in Las Vegas, NV.

Net cash provided from financing activities during the thirteen weeks ended May 3, 1997 was $37.1 million compared to $60.6 million in the thirteen weeks ended May 4, 1996. The decrease in first quarter 1997 compared to first quarter 1996 was primarily a result of the repurchase of mortgage certificates.

This filing contains forward-looking information, within the meaning of The Private Securities Litigation Reform Act of 1995, regarding expectations and estimates of future earnings, tax benefits and financial reporting requirements. Such forward-looking statements involve risks, uncertainties and other factors that may cause the actual results to be materially different from such forward-looking statements. Such factors include, among others, levels of operating earnings and changes in business strategy or development plans, tax laws or financial reporting requirements. For more details, see the Company's other filings with the Securities and Exchange Commission.

                               SAKS HOLDINGS, INC.

                            PART II OTHER INFORMATION

Item 1    Legal proceedings                              Not Applicable
Item 2    Changes in securities                          Not Applicable
Item 3    Defaults upon senior securities                Not Applicable
Item 4    Submission of matters to a vote
           of security holders                           Not Applicable
Item 5    Other Information                              Not Applicable
Item 6(a) Exhibits
          3.01* Amended and Restated Certificate of Incorporation of Saks Holdings, as filed with the Delaware Secretary of State on May 28, 1996.

          3.02*     Bylaws of Saks Holdings, as adopted on August 6, 1990.

          4.01* See Exhibits 3.01 as to the rights of holders of Saks Holdings' Common Stock.

          4.02*     Form of Stock Certificate of Common Stock of Saks Holdings.

          4.03.1** Credit Agreement, dated as of October 8, 1996, among Saks, the several lenders from time to time party thereto and The Chase Manhattan Bank, as administrative agent (the "Credit Facility").

          4.03.2** Consent No. 1 to the Credit Facility, dated as of January 17, 1997.

          4.04* Amended and Restated Loan and Security Agreement, dated as of May 12, 1995, between Fifth Avenue Capital Trust ("FACT") and certain direct and indirect wholly-owned subsidiaries of Saks (the "Borrowers").

          4.05* Trust and Servicing Agreement, dated as of May 12, 1995, among FACT, Bankers Trust Company, as servicer, and Marine Midland Bank, as trustee.

          4.06* Amended and Restated Trust Agreement, dated as of May 12, 1995, among Saks, HNY, Inc. and Wilmington Trust Company, as owner trustee.

          4.07* Registration Rights Agreement, dated as of August 16, 1996, among Saks Holdings and certain stockholders of Saks Holdings.

          11.01     Statement Re: Computation of Per Share Earnings.

          27.01     Financial Data Schedule.

Item 6(b) Reports on Form 8-K                            Item 5 Form 8-K,
                                                         filed June 5, 1997

-----------
* Incorporated herein by reference to Saks Holdings' registration statement on Form S-1 (File No. 333-2426).
** Incorporated herein by reference to Saks Holdings' report on Form 10-K/A filed May 5, 1997 (File No. 001-14346).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SAKS HOLDINGS, INC.
                                           -------------------------------------
                                                   (Registrant)


                                                /s/ Mark E. Hood
                                           -------------------------------------
Date:   June 12, 1997                           Mark E. Hood
                                                Senior Vice President - Finance
                                                Chief Accounting Officer