Form 10-Q
period 1997-08-02
SAKS HOLDINGS INC
filed 1997-09-03
CIK 1010744

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 1997

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

1)    Yes |X|      No  | |
2)    Yes |X|      No  | |

As of August 29, 1997 there were outstanding 63,425,421 shares of the issuer's common stock, $.01 par value.

                               SAKS HOLDINGS, INC.
                                      INDEX



                                                                         Page
I. Financial Information                                                 Number

     Item 1. Condensed Consolidated Balance Sheets as of August 2, 1997,
             August 3, 1996, and February 1, 1997.......................   1

             Condensed Consolidated Statements of Operations for the
             three and six month periods ended August 2, 1997 and
             August 3, 1996.............................................   2

             Condensed Consolidated Statements of Cash Flows for the
             six months ended August 2, 1997 and August 3, 1996.........   3

             Notes to Condensed Consolidated Financial Statements.......   4-6

     Item 2. Management's  Discussion and Analysis of Financial Condition
             and Results of Operations..................................   7-11

 Part II.    Other Information

   Item 1     Legal proceedings........................................    12
   Item 2     Changes in securities....................................    12
   Item 3     Defaults upon senior securities..........................    12
   Item 4     Submission of matters to a vote of security holders......    12
   Item 5     Other information........................................    12
   Item 6     Exhibits and Reports on Form 8-K.........................    12

                 Signatures............................................    13

                               SAKS HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                   (UNAUDITED)            (UNAUDITED)
                                                                    August 2,              August 3,          February 1,
    (in thousands)                                                     1997                   1996               1997
                                                            --------------------------------------------------------------
    Assets:

    Current assets:

       Cash and cash equivalents ..........................    $          9,678    $            2,688    $        52,955
       Accounts receivable, net............................              50,153                44,467             42,195
       Merchandise inventories.............................             469,277               389,610            435,666
       Other current assets................................              80,426                52,149             69,791
                                                              ----------------------------------------------------------
                 Total current assets......................             609,534               488,914            600,607

    Property and equipment.................................             872,946               798,386            824,080
    Intangibles and other assets...........................             138,939               134,259            148,176
                                                              ----------------------------------------------------------
                 Total Assets..............................    $      1,621,419    $        1,421,559    $     1,572,863
                                                              ----------------------------------------------------------
                                                              ----------------------------------------------------------

    Liabilities and Shareholders' Equity:

    Current Liabilities:

       Accounts payable, trade.............................    $        190,984    $          142,312    $       146,462
       Accrued liabilities.................................              81,149                92,365            139,681
       Taxes other than income taxes.......................              13,977                13,795             13,616
       Current portion of long-term debt and capital lease
         obligations.......................................               5,505                17,317              5,437
                                                              ----------------------------------------------------------
                 Total current liabilities.................             291,615               265,789            305,196

    Long - term debt.......................................             652,391               531,791            591,841
    Other non-current liabilities..........................             150,191               151,692            147,156
                                                              ----------------------------------------------------------
                 Total liabilities.........................           1,094,197               949,272          1,044,193

    Shareholders' equity...................................             527,222               472,287            528,670
                                                              ----------------------------------------------------------
    Total Liabilities & Shareholders' Equity...............    $      1,621,419    $        1,421,559    $     1,572,863
                                                              ----------------------------------------------------------
                                                              ----------------------------------------------------------


            See Notes to Condensed Consolidated Financial Statements

                               SAKS HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS of OPERATIONS
                                   (UNAUDITED)



                                                                 Three Months Ended                Six Months Ended
(In thousands except for                                      August 2,       August 3,       August 2,          August 3,
per share amounts)                                               1997           1996            1997              1996
                                                        --------------------------------    ------------------------------
Net Sales...........................................    $        454,703    $   403,766     $   975,120    $     868,245
Cost of sales, including buying & occupancy costs...            (338,919)      (298,001)       (705,615)        (621,173)
                                                        --------------------------------    ------------------------------
               Gross Margin.........................             115,784        105,765         269,505          247,072
Selling, general and administrative expenses........            (116,434)      (110,478)       (243,778)        (230,516)
                                                        --------------------------------    ------------------------------
               Operating income (loss)..............                (650)        (4,713)         25,727           16,556
Interest expense, net...............................             (13,918)       (17,942)        (27,488)         (42,163)
                                                        --------------------------------    ------------------------------
      Loss from operations before
         income taxes and extraordinary charge......             (14,568)       (22,655)         (1,761)         (25,607)
                                                        --------------------------------    ------------------------------
Income taxes.........................................                396              0             196                0
      Loss from operations before
         extraordinary charge........................            (14,172)       (22,655)         (1,565)         (25,607)
Extraordinary charge.................................                  0         (3,340)         (3,352)          (3,340)

                                                        --------------------------------    ------------------------------

                         Net loss....................    $       (14,172)   $   (25,995)    $    (4,917)   $     (28,947)
                                                        --------------------------------    ------------------------------
                                                        --------------------------------    ------------------------------


Net loss per share before extraordinary charge.......    $         (0.22)   $     (0.38)    $     (0.02)   $       (0.49)
                                                        -------------------------------     ------------------------------
                                                        --------------------------------    ------------------------------

Net loss per share...................................    $         (0.22)   $     (0.44)    $     (0.08)   $       (0.55)
                                                        -------------------------------     ------------------------------
                                                        --------------------------------    ------------------------------

Weighted average shares outstanding..................             63,413         59,656          63,379           52,311
                                                        -------------------------------     ------------------------------
                                                        --------------------------------    ------------------------------



            See Notes to Condensed Consolidated Financial Statements

                               SAKS HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
                                   (UNAUDITED)

(in thousands)


                                                                                                Six Months Ended
                                                                                      August 2,                  August 3,
                                                                                         1997                       1996
                                                                           ---------------------------------------------------
Net income (loss) and depreciation and amortization.....................      $               29,914    $               7,816

Adjustments to reconcile net earnings to net cash used in operations:

      Extraordinary charge..............................................                       3,352                    3,340
      Change in operating assets and liabilities........................                     (43,340)                 (54,973)
                                                                           ---------------------------------------------------
Net cash  used in operating activities..................................                     (10,074)                 (43,817)

Cash flows from investing activities:

      Proceeds from sale and sale-leaseback of assets...................                       3,368                        0
      Capital expenditures, net of  construction allowances received....                     (83,294)                 (48,325)
                                                                           ---------------------------------------------------
Net cash used in investing activities...................................                     (79,926)                 (48,325)
                                                                           ---------------------------------------------------


Cash flow from financing activities:

      Additional  paid-in-capital from initial public offering.......                              0                  417,769
      Net borrowings (payments) under senior credit facility.........                         75,550                 (173,401)
      Borrowing (repayment) of debt..................................                        (30,000)                (148,943)
      Financing costs................................................                             (3)                  (5,582)
      Other..........................................................                          1,176                   (1,640)
                                                                           ---------------------------------------------------

Net cash provided by financing activities............................                         46,723                   88,203
                                                                           ---------------------------------------------------

  Decrease during the period.........................................            $           (43,277)   $              (3,939)
                                                                           ---------------------------------------------------
                                                                           ---------------------------------------------------





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

2.   Income Taxes

The Company has net operating loss carryforwards at February 1, 1997 of approximately $761 million, which are available to offset taxes otherwise payable on its future taxable income. The carryforwards begin to expire unless utilized in fiscal years 2005 through 2011.

The Company's results of operations, consistent with the retail industry, are seasonal in nature with a majority of its earnings derived in its fourth quarter. The Company currently expects that it will be required under generally accepted accounting principles to recognize the benefit of its net operating loss carryforwards in its 1997 fourth quarter results. If recognition is required, the net operating loss carryforwards would increase 1997 fourth quarter earnings by an estimated $275 million, and would also result in recording an asset for the deferred tax benefit and a corresponding increase to shareholders' equity in the Company's balance sheet. The recognition of the net operating loss carryforwards in the Company's 1997 financial statements would result in 1997 pretax earnings being subject to an estimated forty-one percent effective tax rate (excluding the recognition of operating loss carryforwards) and would also be reflected in reported results on an ongoing basis beginning in 1998 when its pretax earnings would become subject to an estimated forty-one percent effective income tax rate. The Company anticipates that it would continue to pay cash taxes at the 2% alternative minimum tax rate until approximately the year 2001.

3.   Synthetic Lease Financing

In June 1997, the Company entered into a $100.5 million operating lease agreement for the purpose of financing the acquisition and construction of new store sites. The facility can be used to finance qualified properties placed in service by December 31, 1999. The lease requires a variable rent payment related to LIBOR interest rates. The initial lease term ends in October 2001 and may be extended at the mutual consent of the lessor and the Company. The Company has also guaranteed a substantial residual value of the properties under lease. The Company may purchase the assets under lease or elect for the property to be sold to a third party. At August 2, 1997, there were no fundings under the lease agreement.

4.   Initial Public Offering

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

6.   Extraordinary Charge

In February 1997, the Company acquired an additional $15.0 million of its mortgage certificates with an annual fixed interest rate of 12.36%, effectively prepaying the mortgage certificates. The Company recorded an extraordinary charge of $3.4 million associated with the repurchase premium and accelerated write-off of deferred financing costs related to the repurchase.

7.   Commitments and Contingencies

The Company is from time to time involved in routine litigation incidental to the course of its business. Management does not believe that the disposition of such litigation will have a material adverse effect on the financial position or results of operations of the Company.

The Company has entered into an agreement to sell its former distribution facility located in Yonkers, New York. The sale is subject to the successful rezoning of the property. If rezoned, proceeds associated with the sale would fall within a range of $20 to $25 million. A sale of the distribution center in this price range could result in a gain on sale of $8 to $13 million. Management is unable to determine at this time if this transaction will be completed.

                               SAKS HOLDINGS, INC.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

          Results of Operations for the Six Months Ended August 2, 1997
                Compared with the Six Months Ended August 3, 1996

Net sales for the six months ended August 2, 1997 were $975.1 million, an increase of $106.9 million or 12.3% over net sales of $868.2 million reported in the six months ended August 3, 1996. Comparable sales increased 2.5% from the 1996 fiscal period. In fiscal 1996, comparable sales increased 12.4% from the 1995 comparable period.

Full-line, resort and main street stores net sales for the six months ended August 2, 1997 were $818.4 million, an increase of $66.3 million, or 8.8%, from $752.1 million for the six months ended August 3, 1996. Comparable sales for full-line, resort and main street stores increased 3.6% in fiscal 1997. In the fiscal 1996 period comparable sales increased 12.0% from the comparable 1995 period. The increase in comparable sales in fiscal 1997 was led by continued strong demand for luxury goods. This performance was offset in part by the softness in demand for select branded and private label categories of bridge apparel. Off 5th stores net sales for the six month period ended August 2, 1997 were $121.9 million, an increase of $44.3 million, or 57.0%, from $77.6 million for the six month period ended August 3, 1996. The increase is primarily a result of opening fourteen net new stores during the last twelve months. Comparable sales for Off 5th stores decreased 3.5% from the fiscal 1996 period. The decline in comparable sales in Off 5th stores sales for the six month period ended August 2, 1997 resulted from below plan inventory levels encountered early in the first quarter in both sell off and direct merchandise. Although these problems were corrected late in the first quarter, Off 5th's comparable sales remained negative as a result of the impact of the industry-wide customer malaise for bridge apparel (40% of Off 5th's business) as well as the very promotional environment in department stores for bridge apparel. Folio catalog net sales for the six month period ended August 2, 1997 were $34.8 million, a decrease of $3.7 million, or 9.4% from $38.5 million for the six month period ended August 3, 1996.

Cost of sales includes the cost of merchandise and buying and occupancy costs. Cost of sales in the six months ended August 2, 1997 was $705.6 million, an increase of $84.4 million compared to $621.2 million in the six months ended August 3, 1996. As a percentage of net sales, cost of sales was 72.4% for the six month period ended August 2, 1997 compared to 71.5% for the six month period ended August 3, 1996. The increase in the cost of sales rate was due to an increase in penetration of lower margin Off 5th sales, an increase in markdown rates and fixed occupancy costs associated with new stores.

Selling, general and administrative expenses for the six month period ended August 2, 1997 were $243.8 million, an increase of $13.3 million or 5.7% from the comparable period in fiscal 1996 primarily due to higher sales volume related costs. As a percentage of net sales, selling, general and administrative expenses were 24.9% for the six month period ended August 2, 1997 compared to 26.5% for the six month period ended August 3,1996. The improvement in the selling, general and administrative expense rate resulted from expense reductions and cost control measures as well as relatively flat depreciation dollars, leverage from the Company's sales growth and increased penetration of Off 5th sales which have a lower expense rate than the Company's full line, resort and main street stores.

An extraordinary charge of $3.4 million or $0.05 per share was recorded during the six month period ended August 2, 1997, which related to the repurchase of high cost debt.

Operating income was $25.7 million for the six month period ended August 2, 1997, an increase of $9.1 million from the six month period ended August 3, 1996.

Interest expense in the six months ended August 2, 1997 was $27.5 million, a decrease of 34.8% compared to the same period in fiscal 1996. This decrease is due to reduced average borrowings outstanding following the Company's initial public offering, the exchange of higher-cost debt with lower-cost debt associated with the September 1996 issuance by the Company of 5 1/2% Convertible Subordinated Notes due 2006, and a reduction of the spread on its variable interest borrowings.

Income tax benefit was $0.2 million for the six months ended August 2, 1997 compared to $0 for the six months ended August 3, 1996. The Company currently anticipates that it will be required to recognize the benefit of its net operating loss carryforwards in the fourth quarter. In 1996, the Company anticipated that the income tax provision for the full year would be immaterial, accordingly no tax provision was reflected in the six month period ended August 3, 1996. The Company anticipates that it will continue to pay cash taxes at the 2% alternative minimum tax rate. See Note 2 to the Condensed Consolidated Financial Statements for additional discussion on income taxes.

Net loss, before extraordinary charge, for the six months ended August 2, 1997 was $1.6 million or $0.02 per share, an improvement of $24.0 million or $0.47 per share from the six months ended August 3, 1996.

Supplemental Information:

The Company completed its initial public offering of common stock during May 1996. In order to provide meaningful comparisons, pro forma results are provided. For the six months ended August 2, 1997, the Company's pro forma net loss was $1.0 million or $0.02 per share, an improvement of $7.5 million compared to a pro forma net loss of $8.5 million or $0.13 per share for the six months ended August 3, 1996. The pro forma results adjust reported results to give effect to the elimination of management fees, interest savings on debt repayments assuming the initial public offering had been completed at the beginning of fiscal 1996, elimination of extraordinary charges and assumes a forty-one percent effective tax rate as well as reflecting an increase in the number of shares outstanding.

         Results of Operations for the Three Months Ended August 2, 1997
               Compared with the Three Months Ended August 3, 1996

Net sales for the three months ended August 2, 1997 were $454.7 million, an increase of $50.9 million or 12.6% over net sales of $403.8 million reported in the three months ended August 3, 1996. Comparable sales increased 2.5% from the fiscal 1996 period. In fiscal 1996 comparable sales increased 11.3% from the 1995 comparable period.

Full-line, resort and main street stores net sales for the three months ended August 2, 1997 were $380.7 million, an increase of $31.0 million, or 8.9%, from $349.7 million for the three months ended August 3, 1996. Comparable sales for full-line, resort and main street stores increased 3.4% in fiscal 1997. In the fiscal 1996 period comparable sales increased 11.3% from the comparable 1995 period. The increase in comparable sales in fiscal 1997 was led by continued strong demand for luxury goods. This performance was adversely affected by the softness in demand for select branded and private label categories of bridge apparel. Off 5th stores net sales for the three month period ended August 2, 1997 were $60.5 million, an increase of $21.3 million, or 54.2%, from $39.2 million for the three month period ended August 3, 1996. The increase is primarily as a result of opening fourteen net new stores during the last twelve months. Comparable sales for Off 5th stores decreased 4.2% from the fiscal 1996 period. The decline in comparable sales in Off 5th stores sales for the three month period ended August 2, 1997 resulted from the impact of the industry-wide customer malaise for bridge apparel (40% of Off 5th's business) as well as the very promotional environment in department stores for bridge apparel. Folio catalog net sales for the three month period ended August 2, 1997 were $13.5 million, a decrease of $1.4 million, or 9.3%, from $14.9 million for the three month period ended August 3, 1996 .

Cost of sales includes the cost of merchandise and buying and occupancy costs. Cost of sales in the three months ended August 2, 1997 was $338.9 million, an increase of $40.9 million compared to $298.0 million in the three months ended August 3, 1996. As a percentage of net sales, cost of sales, including buying and occupancy costs, was 74.5% for the three months ended August 2, 1997 compared to 73.8% for the three months ended August 3, 1996. The increase in the cost of sales rate was due to an increase in the penetration of lower margin Off 5th sales, an increase in markdown rates and fixed occupancy costs associated with new stores.

Selling, general and administrative expenses for the three month period ended August 2, 1997 were $116.4 million, an increase of $5.9 million or 5.4% from the comparable period in fiscal 1996 primarily due to higher sales volume related costs. As a percentage of net sales, selling, general and administrative expenses were 25.6% for the three month period ended August 2, 1997 compared to 27.4% for the three month period ended August 3, 1996. The improvement in the selling, general and administrative expense rate resulted from expense reductions and cost control measures as well as relatively flat depreciation dollars, leverage from the Company's sales growth and increased penetration of Off 5th sales which have a lower expense rate than the Company's full line, resort and main street stores.

Operating loss was $0.7 million for the three month period ended August 2, 1997, an improvement of $4.1 million from the three month period ended August 3, 1996.

Interest expense in the three months ended August 2, 1997 was $13.9 million, a decrease of 22.4% compared to the same period in fiscal 1996. This decrease is due to reduced average borrowings outstanding following the Company's initial public offering, the exchange of higher-cost debt with lower-cost debt associated with the September issuance by the Company of 5 1/2% Convertible Subordinated Notes due 2006, and a reduction of the spread on its variable interest rate borrowings.

Income tax benefit was $0.4 million for the three months ended August 2, 1997 compared to $0 for the three months ended August 3, 1996. The Company currently anticipates that it will be required to recognize the benefit of its net operating loss carryforwards in the fourth quarter. In 1996, the Company anticipated that the income tax provision for the full year would be immaterial, accordingly no tax provision was reflected in the three month period ended August 3, 1996. The Company anticipates that it will continue to pay cash taxes at the 2% alternative minimum tax rate. See Note 2 to the Condensed Consolidated Financial Statements for additional discussion on income taxes.

Net loss for the three months ended August 2, 1997 was $14.2 million or $0.22 per share, an improvement of $11.8 million or $0.22 per share from the three months ended August 3, 1996.

Supplemental Information:

The Company completed its initial public offering of common stock during May 1996. In order to provide meaningful comparisons, pro forma results are provided. For the three months ended August 2, 1997, the Company's pro forma net loss was $8.6 million or $0.13 per share, an improvement of $3.3 million, compared to a pro forma net loss of $11.9 million or $0.18 per share for the three months ended August 3, 1996. The pro forma results adjust reported results to give effect to the elimination of management fees, interest savings on debt repayments assuming the initial public offering had been completed at the beginning of fiscal 1996, elimination of extraordinary charges and assumes a forty-one percent effective tax rate as well as reflecting an increase in the number of shares outstanding.

       Changes in Financial Condition and Liquidity since February 1, 1997

In June 1997, the Company entered into a $100.5 million operating lease agreement for the purpose of financing the acquisition and construction of new store sites. The facility can be used to finance qualified properties placed in service by December 31, 1999. The lease requires a variable rent payment related to LIBOR interest rates. The initial lease term ends in October 2001 and may be extended at the mutual consent of the lessor and the Company. The Company has also guaranteed a substantial residual value of the properties under lease. The Company may purchase the assets under lease or elect for the property to be sold to a third party. At August 2, 1997, there were no fundings under the lease agreement.

In February 1997, the Company acquired an additional $15.0 million of its mortgage certificates with an annual fixed interest rate of 12.36%. The Company recorded an extraordinary charge of $3.4 million associated with the repurchase premium and accelerated write-off of deferred financing costs.

During the fiscal 1997 period, the Company financed its working capital needs and capital expenditures primarily with cash on hand at the beginning of the period, cash provided by operations and borrowings under the Company's senior credit facility. The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in the Condensed Consolidated Statements of Cash Flows.

Net cash used in operating activities was $10.1 million during the six months ended August 2, 1997 compared to $43.8 million used in the six months ended August 3, 1996. This decrease was primarily attributable to increased net income in the 1997 period as well as a decrease in working capital accounts. The primary items affecting working capital in the 1997 period were a net increase in merchandise inventories and trade accounts receivable of $33.6 million and $8.0 million, respectively, as well as an increase in trade accounts payable of $44.5 million offset by a decrease in accrued liabilities of $58.6 million. The increase in merchandise inventories and trade accounts receivable was due to the addition of new stores, seasonal inventory increases, and an increase to support existing store sales growth. The decrease in accrued liabilities of $58.6 million was primarily due to the settlement of the January 1997 repurchase of $15.0 million of mortgage certificates, as well as the redemption of Saks First gift checks.

Net cash used in investing activities was $79.9 million during the six months ended August 2, 1997 compared to $48.3 million in the six months ended August 3, 1996. Capital expenditures were $83.3 million, net of construction allowances, during the six months ended August 2, 1997 and consisted principally of construction of new stores and remodeling existing stores. Capital expenditures, net of construction allowance, in the six months ended August 3, 1996 were $48.3 million. Proceeds from the sale and sale-leaseback of assets were $3.4 million during the six months ended August 2, 1997 compared to $0 during the six months ended August 3, 1996. During 1997, the Company opened a new resort store in Hilton Head, South Carolina and three Off 5th stores in Las Vegas, NV, Riverhead, NY (Long Island) and Westbury, NY.

Net cash provided from financing activities during the six months ended August 2, 1997 was $46.7 million compared to $88.2 million in the six months ended August 3, 1996. The decrease in 1997 compared to 1996 was primarily a result of the repurchase of mortgage certificates and current period borrowings under the Company's senior credit facility and the prior periods additional paid in capital from initial public offering.

During the second quarter the Company relocated its primary merchandise processing from its Yonkers, New York distribution center to a new facility in Aberdeen, Maryland. The Company also converted its core management information systems to improve longer-term infrastructure capabilities. The Company continues to integrate its new systems, people and processes at the Aberdeen facility. Successful execution in these areas will be critical in the third and fourth quarters, as the Company historically earns all of its income in these quarters.

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

Item 1 Legal proceedings                                         Not Applicable

Item 2 Changes in securities                                     Not Applicable

Item 3 Defaults upon senior securities                           Not Applicable

Item 4  Submission of matters to a vote of security holders

a) On June 16, 1997, the Annual Meeting of Stockholders of the Company was held in New York, New York. There were 63,387,474 shares of common stock outstanding on the record date and entitled to vote at the Annual Meeting.

b)    The following directors were elected:

                                       Vote For          Vote Withheld

Philip B. Miller                      53,170,277           2,216,018

Brian E. Kendrick                     53,169,869           2,216,426

Rose Marie Bravo                      53,169,824           2,216,471

E. Garrett Bewkes III                 53,241,547           2,144,748

Jon P. Hedley                         53,170,377           2,215,918

Charles J. Philippin                  53,170,477           2,215,818

Brian Ruder                           53,241,345           2,144,950

Stephen I. Sadove                     53,240,757           2,145,538

Savio W. Tung                         53,170,302           2,215,993

c) The Saks Holdings, Inc. Directors Stock Plan was approved with 51,301,503 shares voting in favor, 4,022,475 shares voting against and 62,317 shares abstaining.

d) The selection of Coopers & Lybrand L.L.P. as independent auditors for the fiscal year ending January 31, 1998 was ratified with 55,332,063 shares voting in favor, 15,611 shares voting against and 38,421 abstaining.

Item 5 Other Information                                         Not Applicable

Item 6(a) Exhibits

Exhibit
Number        Exhibit
------        -------
3.01*         Amended and Restated Certificate of Incorporation of Saks
              Holdings, Inc. as filed with the Delaware Secretary of State on May 28, 1996.

3.02*         Bylaws of Saks Holdings, Inc., as adopted on August 6, 1990.

11.01         Statement Re: Computation of Per Share Earnings.

27.01         Financial Data Schedule.

______________
* Incorporated herein by reference to Saks Holdings' registration statement on Form S-1 (File No. 333-2426).

Item 6(b) Reports on Form 8-K                            8-K filed June 5, 1997

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

                                              SAKS HOLDINGS, INC.
                                              -------------------
                                                  (Registrant)


                                                /s/ Mark E. Hood
                                             -----------------------
Date:   September 3, 1997                       Mark E. Hood
                                                 Senior Vice President - Finance
                                                 Chief Accounting Officer

                                    EXHIBIT INDEX

Exhibit
Number        Exhibit
------        -------
3.01*         Amended and Restated Certificate of Incorporation of Saks
              Holdings, Inc. as filed with the Delaware Secretary of State on May 28, 1996.

3.02*         Bylaws of Saks Holdings, Inc., as adopted on August 6, 1990.

11.01         Statement Re: Computation of Per Share Earnings.

27.01         Financial Data Schedule.

______________
* Incorporated herein by reference to Saks Holdings' registration statement on Form S-1 (File No. 333-2426).