Form 10-Q
period 1997-11-01
SAKS HOLDINGS INC
filed 1997-12-12
CIK 1010744

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended November 1, 1997

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

1)       Yes |X|                No  |_|
2)       Yes |X|                No  |_|

As of December 12, 1997 there were outstanding 63,659,970 shares of the issuer's common stock, $.01 par value.

                               SAKS HOLDINGS, INC.
                                      INDEX

                                                                          Page
Part I. Financial Information                                             Number

     Item 1.  Condensed Consolidated Balance Sheets as of November 1,
              1997, November 2, 1996, and February 1, 1997                1

              Condensed Consolidated Statements of Operations for the
              three months and nine months ended November 1, 1997 and
              November 2, 1996                                            2

              Condensed Consolidated Statements of Cash Flows for the
              nine months ended November 1, 1997 and
              November  2, 1996                                           3

              Notes to Condensed Consolidated Financial Statements
              (unaudited)                                                 4-6

     Item 2.  Management's  Discussion and Analysis of Financial
              Condition and Results of Operations                         7-12

 Part II.     Other Information

     Item 1   Legal proceedings                                           13
     Item 2   Changes in securities                                       13
     Item 3   Defaults upon senior securities                             13
     Item 4   Submission of matters to a vote of security holders         13
     Item 5   Other information                                           13
     Item 6   Exhibits and Reports on Form 8-K                            13

                   Signatures                                             14

                               SAKS HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                            (UNAUDITED)     (UNAUDITED)
                                                            November 1,     November 2,     February 1,
(in thousands)                                                 1997            1996            1997
                                                            ------------------------------------------
Assets:
Current assets:
   Cash and cash equivalents                                $    8,114      $   17,529      $   52,955
   Accounts receivable,  net                                    71,048          54,085          42,195
   Merchandise inventories                                     628,018         499,601         435,666
   Other current assets                                         70,069          50,878          69,791
                                                            ------------------------------------------
                      Total current assets                     777,249         622,093         600,607

Property and equipment, net                                    902,528         797,145         824,080
Intangibles and other assets                                   139,616         135,156         148,176
                                                            ------------------------------------------
Total Assets                                                $1,819,393      $1,554,394      $1,572,863
                                                            ==========================================

Liabilities and Shareholders' Equity:

Current liabilities:
   Accounts payable, trade                                  $  244,071      $  200,926      $  146,462
   Accrued liabilities                                          96,715          97,486         139,681
   Taxes other than income taxes                                20,129          18,915          13,616
   Current portion of long-term debt and capital lease           6,824           4,790           5,437
      obligations
                                                            ------------------------------------------
                  Total current liabilities                    367,739         322,117         305,196

Long - term debt                                               742,341         606,841         591,841
Other  non-current liabilities                                 149,427         143,024         147,156
                                                            ------------------------------------------
                   Total  liabilities                        1,259,507       1,071,982       1,044,193

Shareholders' equity                                           559,886         482,412         528,670
                                                            ------------------------------------------
Total Liabilities & Shareholders' Equity                    $1,819,393      $1,554,394      $1,572,863
                                                            ==========================================


            See Notes to Condensed Consolidated Financial Statements

                               SAKS HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS of OPERATIONS
                                   (UNAUDITED)


                                                                    Three Months  Ended               Nine Months Ended
 (In thousands except for                                       November 1,     November 2,     November 1,       November 2,
 per share amounts)                                                1997            1996            1997              1996
                                                                ---------------------------     -----------------------------
Net sales                                                       $ 545,988       $ 476,271       $ 1,521,108       $ 1,344,516
Cost of sales, including buying & occupancy costs                (366,699)       (319,624)       (1,072,288)         (940,796)
                                                                ---------------------------     -----------------------------
         Gross margin                                             179,289         156,647           448,820           403,720
Selling, general and administrative expenses                     (133,667)       (124,977)         (377,472)         (355,494)
                                                                ---------------------------     -----------------------------
         Operating income                                          45,622          31,670            71,348            48,226
Interest expense,  net                                            (14,657)        (15,860)          (42,145)          (58,022)
                                                                ---------------------------     -----------------------------
    Income (loss) from operations before
         income taxes and extraordinary charge                     30,965          15,810            29,203            (9,796)
Income taxes                                                         (713)              0              (517)                0
                                                                ---------------------------     -----------------------------
    Income (loss) from operations before
         extraordinary charge                                      30,252          15,810            28,686            (9,796)
Extraordinary charge                                                    0          (6,455)           (3,352)           (9,795)
                                                                ---------------------------     -----------------------------

               Net income (loss)                                $  30,252       $   9,355       $    25,334       $   (19,591)
                                                                ===========================     =============================

Net income (loss) per share before extraordinary charge         $    0.47            0.25       $      0.45             (0.18)
                                                                ===========================     =============================

Net income (loss) per share                                     $    0.47            0.15       $      0.40             (0.35)
                                                                ===========================     =============================

Weighted average shares outstanding                                63,993          64,408            64,026            55,892
                                                                ===========================     =============================


            See Notes to Condensed Consolidated Financial Statements

                               SAKS HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
                                   (UNAUDITED)


(in thousands)                                                                    Nine Months Ended
                                                                             November 1,     November 2,
                                                                                1997            1996
                                                                             -------------------------
Net income and depreciation and amortization                                 $  79,455       $  35,831

Adjustments to reconcile net earnings to net cash used in operations:
        Extraordinary charge                                                     3,352           9,795
        Change in operating assets and liabilities                            (144,470)       (134,375)
                                                                             -------------------------
Net cash  used in operating activities                                         (61,663)        (88,749)

Cash flows from investing activities:
    Proceeds from sale and sale-leaseback of assets                              4,630          22,593
    Capital expenditures, net of  construction allowances received            (125,735)        (67,049)
                                                                             -------------------------
Net cash used in investing activities                                         (121,105)        (44,456)
                                                                             -------------------------


Cash flow from financing activities:
    Additional paid-in-capital from initial public offering                          0         417,769
    Net borrowings / (payments) under senior credit facility                   165,500        (198,101)
    Repayment of debt                                                          (30,000)       (337,761)
    Proceeds from the issuance of 5 1/2% convertible subordinated notes              0         276,000
    Financing costs                                                                  0         (11,918)
    Other                                                                        2,427          (1,882)
                                                                             -------------------------
Net cash provided by financing activities                                      137,927         144,107
                                                                             -------------------------

  (Decrease) increase during the period                                      $ (44,841)      $  10,902
                                                                             =========================

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

2. Income Taxes

The Company has net operating loss carryforwards, at February 1, 1997, of approximately $761 million, which are available to offset taxes otherwise payable on its future taxable income. The carryforwards begin to expire unless utilized in fiscal years 2005 through 2011.

Saks' results of operations, consistent with the retail industry, are seasonal in nature with a majority of its earnings derived in its fourth quarter. The Company currently expects that it will be required under generally accepted accounting principles to recognize the benefit of its net operating loss carryforwards in its 1997 fourth quarter results. If recognition is required, the net operating loss carryforwards would increase 1997 fourth quarter earnings by an estimated $275 million, and would also result in recording an asset for the deferred tax benefit and a corresponding increase to shareholders' equity in the Company's balance sheet. The recognition of the net operating loss carryforwards in the Company's 1997 financial statements would result in 1997 pretax earnings being subject to an estimated forty-one percent effective tax rate (excluding the recognition of operating loss carryforwards) and would also be reflected in reported results on an ongoing basis beginning in 1998, when its pretax earnings would become subject to an estimated forty-one percent effective income tax rate.

3. Synthetic Lease Financing

In June 1997, the Company entered into a $100.5 million operating lease agreement for the purpose of financing the acquisition and construction of new store sites. The facility can be used to finance qualified properties placed in service by December 31, 1999. The lease requires a variable rent payment related to LIBOR interest rates. The initial lease term ends in October 2001 and may be extended at the mutual consent of the lessor and the Company. The Company has also guaranteed a substantial residual value of the properties under lease. The Company may purchase the assets under lease or elect for the properties to be sold to a third party. At November 1, 1997, there were approximately $10.8 million of expenditures under this lease agreement.

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

6. Extraordinary Charge

In February 1997, the Company re-acquired $15.0 million of its outstanding mortgage certificates with an annual fixed interest rate of 12.36%, effectively prepaying the mortgage certificates. The Company recorded an extraordinary charge of $3.4 million associated with the repurchase premium and accelerated write-off of deferred financing costs related to the repurchase.

7. Commitments and Contingencies

The Company is from time to time involved in routine litigation incidental to the course of its business. Management does not believe that the disposition of such litigation will have a material adverse effect on the financial position or results of operations of the Company.

The Company has entered into an agreement to sell its former distribution facility located in Yonkers, New York. The sale is subject to the successful rezoning of the property. Management currently expects that this transaction will be completed in the second half of fiscal 1998. Since this property is part of the Company's real estate financing, a debt prepayment of $9.1 million will be required. The net proceeds after debt repayment and other costs is expected to be $8 to $12 million.

8. Disclosure of the Impact of Recently Issued Accounting Standards

Segment Disclosure

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information." Statement No. 131 establishes standards for the way in which public companies report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes the standards for related disclosure about products and services, geographic areas and major customers. Statement No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company's adoption of this statement will have no impact on the Company's results of operations, financial position or cash flows.

                               Saks Holdings, Inc.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

        Results of Operations for the Nine Months Ended November 1, 1997
              Compared with the Nine Months Ended November 2, 1996

Net sales for the nine months ended November 1, 1997 were $1,521.1 million, an increase of $176.6 million, or 13.1%, over net sales of $1,344.5 million reported in the nine months ended November 2, 1996. Comparable sales increased 3.2% from the 1996 fiscal period. In fiscal 1996, comparable sales increased 12.3% from the 1995 fiscal period.

Full-line, resort and main street stores net sales for the nine months ended November 1, 1997 were $1,269.5 million, an increase of $112.5 million, or 9.7%, from $1,157.0 million for the nine months ended November 2, 1996. Comparable sales for full-line, resort and main street stores increased 4.4% in fiscal 1997. In fiscal 1996, comparable sales increased 11.2% from the 1995 fiscal period. The increase in comparable sales in fiscal 1997 was primarily due to continued strong demand for luxury goods. This performance was offset in part by the softness in demand for select branded and private label categories of bridge apparel in the first and second quarters. The demand for bridge apparel improved during the third quarter. Off 5th stores net sales for the nine month period ended November 1, 1997 were $195.5 million, an increase of $65.9 million, or 50.7%, from $129.6 million for the nine month period ended November 2, 1996. The increase is primarily a result of opening eleven net new stores during the last twelve months. Comparable sales for Off 5th stores decreased 5.3% from the fiscal 1996 period. The decline in comparable sales in Off 5th stores sales for the nine month period ended November 1, 1997 resulted in part from the current period anniversarying of seven 1996 new store openings, as well as the clearance of spring bridge apparel. Folio catalog net sales for the nine month period ended November 1, 1997 were $56.1 million, a decrease of $1.8 million, or 3.1%, from $57.9 million for the nine month period ended November 2, 1996. The decrease in catalog net sales is primarily a result of decreased catalog circulation in 1997.

Cost of sales includes the cost of merchandise and buying and occupancy costs. Cost of sales in the nine months ended November 1, 1997 was $1,072.3 million, an increase of $131.5 million compared to $940.8 million in the nine months ended November 2, 1996. As a percentage of net sales, cost of sales including buying and occupancy costs was 70.5% for the nine month period ended November 1, 1997, compared to 70.0% for the nine month period ended November 2, 1996. The increase in the cost of sales rate was primarily due to an increase in penetration of lower margin Off 5th sales, an increase in markdown rates and fixed occupancy costs associated with new stores.

Selling, general and administrative expenses for the nine month period ended November 1, 1997 were $377.5 million, an increase of $22.0 million, or 6.2%, from the comparable period in fiscal 1996 primarily due to higher sales volume related costs. As a percentage of net sales, selling, general and administrative expenses were 24.8% for the nine month period ended November 1, 1997, compared to 26.4% for the nine month period ended November 2, 1996. The improvement in the selling, general and administrative expense rate resulted from expense reductions and cost control measures, as well as relatively flat depreciation dollars, leverage from the Company's sales growth and increased penetration of Off 5th sales which have a lower expense rate than the Company's full line, resort and main street stores.

An extraordinary charge of $3.4 million, or $0.05 per share, was recorded during the nine month period ended November 1, 1997, which related to the repurchase of high cost debt.

Operating income was $71.3 million for the nine month period ended November 1, 1997 , an increase of $23.1 million, or 45.0%, from operating income excluding management fees for the nine month period ended November 2, 1996.

Interest expense in the nine months ended November 1, 1997 was $42.1 million, a decrease of 27.4% compared to the same period in fiscal 1996. This decrease is due to reduced average borrowings outstanding following the Company's initial public offering, the exchange of higher cost debt with lower cost debt associated with the September 1996 issuance by the Company of 5 1/2% Convertible Subordinated Notes due 2006, and a reduction of the spread on the Company's variable interest borrowings.

Income tax expense was $0.5 million for the nine months ended November 1, 1997 compared to $0.0 for the nine months ended November 2, 1996. The Company currently anticipates that it will be required to recognize the benefit of its net operating loss carryforwards in the fourth quarter of fiscal 1997. In 1996, the Company anticipated that the income tax provision for the full year would be immaterial, accordingly no tax provision was reflected in the nine month period ended November 2, 1996. The Company anticipates that it will continue to pay cash taxes at the two percent effective alternative minimum tax rate until approximately the year 2001. See Note 2 to the Condensed Consolidated Financial Statements for additional discussion on income taxes.

Net income, before extraordinary charge, for the nine months ended November 1, 1997 was $28.7 million or $0.45 per share, which is an improvement of $38.5 million or $0.63 per share from the nine months ended November 2, 1996.

Supplemental Information:

The Company completed its initial public offering of common stock during May 1996. In order to provide meaningful comparisons, pro forma results are provided. For the nine months ended November 1, 1997, the Company's pro forma net income was $17.2 million or $0.27 per share, an improvement of $16.4 million compared to a pro forma net income of $0.8 million or $0.01 per share for the nine months ended November 2, 1996. The pro forma results adjust reported results to give effect to the elimination of management fees, interest savings on debt repayments as though the initial public offering had been completed at the beginning of fiscal 1996, elimination of extraordinary charges and assumes a forty-one percent effective tax rate, as well as reflecting an increase in the average number of shares outstanding in fiscal 1996.

        Results of Operations for the Three Months Ended November 1, 1997
              Compared with the Three Months Ended November 2, 1996

Net sales for the three months ended November 1, 1997 were $546.0 million, an increase of $69.7 million, or 14.6%, over net sales of $476.3 million reported in the three months ended November 2, 1996. Comparable sales increased 4.8% from the fiscal 1996 period. In fiscal 1996, comparable sales increased 11.2% from the 1995 fiscal period.

Full-line, resort and main street stores net sales for the three months ended November 1, 1997 were $451.2 million, an increase of $46.2 million, or 11.4%, from $405.0 million for the three months ended November 2, 1996. Comparable sales for full-line, resort and main street stores increased 5.9% in fiscal 1997. In fiscal 1996, comparable sales increased 9.7% from the 1995 fiscal period. The increase in comparable sales in fiscal 1997 was led by continued strong demand for luxury goods as well as improved customer response to fall fashion assortments in bridge apparel categories. Off 5th stores net sales for the three month period ended November 1, 1997 were $73.6 million, an increase of $21.5 million, or 41.3%, from $52.1 million for the three month period ended November 2, 1996. The increase is primarily as a result of opening eleven net new stores during the last twelve months. Comparable sales for Off 5th stores decreased 8.0% from the fiscal 1996 period. The decline in comparable sales in Off 5th stores sales for the three month period ended November 1, 1997 was primarily due to anniversarying five 1996 new store openings, as well as lack of demand for clearance of spring bridge apparel. Folio catalog net sales for the three month period ended November 1, 1997 were $21.2 million, an increase of $2.0 million, or 10.4%, from $19.2 million for the three month period ended November 2, 1996 . The improvement in Folio sales reflects favorable customer reception to efforts to revitalize the Company's catalog business.

Cost of sales includes the cost of merchandise and buying and occupancy costs. Cost of sales in the three months ended November 1, 1997 was $366.7 million, an increase of $47.1 million, compared to $319.6 million in the three months ended November 2, 1996. As a percentage of net sales, cost of sales, including buying and occupancy costs, was 67.2% for the three months ended November 1, 1997 compared to 67.1% for the three months ended November 2, 1996. The increase in the cost of sales rate in the third quarter was primarily due to increased markdowns to clear residual spring merchandise at Off 5th stores.

Selling, general and administrative expenses for the three month period ended November 1, 1997 were $133.7 million, an increase of $8.7 million, or 7.0%, from the comparable period in fiscal 1996 primarily due to higher sales volume related costs. As a percentage of net sales, selling, general and administrative expenses were 24.5% for the three month period ended November 1, 1997, compared to 26.2% for the three month period ended November 2, 1996. The improvement in the selling, general and administrative expense rate resulted primarily from expense reductions and cost control measures as well as relatively flat depreciation dollars, leverage from the Company's sales growth and increased penetration of Off 5th sales which have a lower expense rate than the Company's full line, resort and main street stores. During the third quarter, distribution center costs increased as a result of startup costs as the Company transitioned to a new work force resulting in lower productivity levels in the short term. These costs, which the Company expects will be reduced in the fourth quarter, were offset by a decrease in the reserves for the Company's prior distribution facility.

Operating income was $45.6 million for the three month period ended November 1, 1997, an improvement of $14.0 million, or 44.1%, from the three month period ended November 2, 1996.

Interest expense in the three months ended November 1, 1997 was $14.7 million, a decrease of 7.6% compared to the same period in fiscal 1996. This decrease is due to the exchange of higher cost debt with lower cost debt associated with the September 1996 issuance by the Company of 5 1/2% Convertible Subordinated Notes due 2006, and a reduction of the spread on the Company's variable interest rate borrowings offset, in part, by an increase in average revolver borrowings related to growth in working capital and capital expenditures.

Income tax expense was $0.7 million for the three months ended November 1, 1997 compared to $0.0 for the three months ended November 2, 1996. The Company currently anticipates that it will be required to recognize the benefit of its net operating loss carryforwards in the fourth quarter of fiscal 1997. In 1996, the Company anticipated that the income tax provision for the full year would be immaterial, accordingly no tax provision was reflected in the three month period ended November 2, 1996. The Company currently expects that it will continue to pay cash taxes at the two percent effective alternative minimum tax rate until approximately the year 2001. See Note 2 to the Condensed Consolidated Financial Statements for additional discussion on income taxes.

Net income, before extraordinary charge, for the three months ended November 1, 1997 was $30.3 million, or $0.47 per share, which is an improvement of $14.4 million or $0.22 per share from the three months ended November 2, 1996.

Supplemental Information:

The Company completed its initial public offering of common stock during May 1996. In order to provide meaningful comparisons, pro forma results are provided. For the three months ended November 1, 1997, the Company's pro forma net income was $18.3 million or $0.29 per share, an improvement of $8.9 million, compared to a pro forma net income of $9.3 million or $0.14 per share for the three months ended November 2, 1996. The pro forma results adjust reported results to give effect to the elimination of extraordinary charges and assumes a forty-one percent effective tax rate.

      Changes in Financial Condition and Liquidity since February 1, 1997

In June 1997, the Company entered into a $100.5 million operating lease agreement for the purpose of financing the acquisition and construction of new store sites. The facility can be used to finance qualified properties placed in service by December 31, 1999. The lease requires a variable rent payment related to LIBOR interest rates. The initial lease term ends in October 2001 and may be extended at the mutual consent of the lessor and the Company. The Company has also guaranteed a substantial residual value of the properties under lease. The Company may purchase the assets under lease or elect for the properties to be sold to a third party. At

November 1, 1997, there were approximately $10.8 million of expenditures under this lease agreement.

In February 1997, the Company re-acquired $15.0 million of its outstanding mortgage certificates with an annual fixed interest rate of 12.36%. The Company recorded an extraordinary charge of $3.4 million associated with the repurchase premium and accelerated write-off of deferred financing costs.

During the fiscal 1997 period, the Company financed its working capital needs and capital expenditures primarily with cash on hand at the beginning of the period, cash provided by operations and borrowings under its Credit Facility. The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in the Condensed Consolidated Statements of Cash Flows.

Net cash used in operating activities was $61.7 million during the nine months ended November 1, 1997, compared to $88.7 million used in the nine months ended November 2, 1996. This decrease was primarily attributable to increased net income in the 1997 period as well as a lower rate of increase in working capital accounts. The primary items affecting working capital in the 1997 period were a net increase in merchandise inventories, net of an increase in trade accounts payable of $94.8 million, an increase of $18.9 million in accounts receivable, and a decrease in accrued liabilities of $43.0 million. The increase in merchandise inventories, accounts receivable and trade accounts payable was due to the addition of new stores, seasonal inventory increases, and an increase to support existing store sales growth. The decrease in accrued liabilities of $43.0 million was due to the settlement of the January 1997 repurchase of $15.0 million of the Company's outstanding mortgage certificates, as well as the redemption of Saks First gift checks.

Net cash used in investing activities was $121.1 million during the nine months ended November 1, 1997 compared to $44.5 million in the nine months ended November 2, 1996. Capital expenditures were $125.7 million, net of construction allowances, during the nine months ended November 1, 1997 and consisted principally of construction of new stores and remodeling existing stores. Capital expenditures, net of construction allowance, in the nine months ended November 2, 1996 were $67.0 million. Proceeds from the sale and sale-leaseback of assets were $4.6 million during the nine months ended November 1, 1997, compared to $22.6 during the nine months ended November 2, 1996. During 1997, the Company opened a new resort store in Hilton Head, South Carolina as well as a replacement store in the Houston Galleria and a new store in the Houston Town and Country mall, as well as a new men's store in San Francisco, California. Major renovations and expansions were also completed in Boston, New Orleans and Southampton. In addition, the Company opened Off 5th stores in Las Vegas, Nevada, Riverhead, New York (Long Island), Westbury, New York, San Diego, California, Castle Rock, Colorado, Grapevine, Texas and Wrentham, Massachusetts and closed one store in Danvers, Massachusetts. The Company anticipates that it will close three Off 5th stores in the first quarter of 1998 and will continue to evaluate the performance of three additional underperforming stores. The Company expects to open a new Main Street store in La Jolla, California in December 1997 which will complete the opening of new stores in fiscal 1997 resulting in an 11% increase in square footage over the prior year. The Company currently has 15 major real estate projects scheduled for 1998 - 2 new full line stores, 5 new main street stores, 1 new resort store, 1 replacement store, 4 major store expansions and 2 major remodels. These projects are expected to add approximately 600,000 square feet. The Company also plans to open 3 Off 5th stores in 1998.

Net cash provided from financing activities during the nine months ended November 1, 1997 was $137.9 million compared to $144.1 million in the nine months ended November 2, 1996. In 1997, the cash provided from financing activities was the result of net borrowings under the Credit Facilities and repayment on mortgage debt. Cash provided from financing activities in 1996 resulted from the Company's initial public offering , the issuance of subordinated convertible securities and repayments on bank debt.

During the second quarter of fiscal 1997, the Company relocated its primary merchandise processing from its Yonkers, New York distribution center to a new facility in Aberdeen, Maryland. The Company also converted its core management information systems to improve longer term infrastructure capabilities. The Company continues to integrate its systems, people and processes from these changes. Continued successful execution in the fourth quarter in these areas will be critical as this is the period where the Company historically earns all its income.

This filing contains forward-looking information, within the meaning of The Private Securities Litigation Reform Act of 1995, regarding expectations and estimates of future earnings, tax benefits, real estate projects, distribution facility expense and financial reporting requirements. Such forward-looking statements involve risks, uncertainties and other factors that may cause the actual results to be materially different from such forward-looking statements. Such factors include, among others, changes in consumer preferences or fashion trends, levels of operating earnings, delays in anticipated store openings and expansions, success in integrating distribution personnel and operations, adverse weather conditions during peak selling seasons, changes in demographic or retail environments, competitive influences, significant increases in paper, printing and postage costs, changes in the Company's relationship with designers and other resources and changes in business strategy or development plans, tax laws or financial reporting requirements. For more details, see the Company's other filings with the Securities and Exchange Commission.

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

                   Exhibit No.          Exhibit
                   3.01*                Amended and Restated Certificate
                                        of Incorporation of Saks Holdings, Inc.
                                        as filed with the Delaware Secretary of
                                        State on May 28, 1996.

                   3.02* Bylaws of Saks Holdings, Inc. as adopted on August 6,1990.

                  11.01                 Statement Re: Computation of Earnings
                                        per share

                  27.01                 Financial Data Schedule

Item 6(b) Reports on Form 8-K                                   Not Applicable

----------
* Incorporated herein by reference to Saks Holdings, Inc.'s registration statement on Form S-1 (File No. 333-2426).

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SAKS HOLDINGS, INC.
                                          (Registrant)


                                       /S/ Mark E. Hood
                                   ---------------------------------------
Date:   December 12,  1997             Mark E. Hood
                                       Senior Vice President - Finance
                                       Chief Accounting Officer