Form 10-K
period 1998-01-31
SAKS HOLDINGS INC
filed 1998-05-01
CIK 1010744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended January 31, 1998

Commission file number 001-14346

                               SAKS HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

         Delaware                                         52-1685667
--------------------------------------------------------------------------------
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

12 East 49th Street, New York, New York                       10017
----------------------------------------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)

Registrants' telephone number, including area code   (212) 940-4048

Securities pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on which
         Title of each class                     registered:
Common Stock, par value $.01 per share           New York Stock Exchange
--------------------------------------           ------------------------------

Securities registered pursuant to Section 12(g) of the Act:

          5 1/2 % Convertible Subordinated Notes due September 15, 2006
          -------------------------------------------------------------

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

1)       Yes /X/           No / /
2)       Yes /X/           No / /

The aggregate market value of the voting stock held by non-affiliates of the Registrant at April 4, 1998 was $1,211,388,210. The aggregate market value was computed by reference to the closing price as of that date. (For purposes of calculating this amount only, all directors, executive officers and greater than 10% shareholders of the Registrant are treated as affiliates.)

The number of shares outstanding of the Registrant's only class of common stock as of April 4, 1998 was 63,721,183.

Documents Incorporated by Reference

Portions of the Registrant's annual shareholders report for the year ended January 31, 1998 are incorporated by reference into Parts I, II and IV.

Portions of the Registrant's definitive Proxy Statement dated May 1, 1998, for its annual shareholders meeting to be held on June 15, 1998 are incorporated by reference into Parts III and IV.

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

                  Sales are generated through multiple retail formats: Full-Line stores, Resort stores, Main Street stores, Off 5th stores, and through the Company's catalogs. As of January 31, 1998, there were 41 Full-Line stores, eight Resort stores, five Main Street stores and 43 Off 5th outlet stores. The Full-Line, Resort and Main Street store operations are conducted from premier retail locations and sell merchandise which has been determined to be most important to its top customers. The Off 5th outlet division sells high quality, upscale branded fashion apparel and home furnishings at exceptional prices. The Folio catalogs primarily offer fashionable women's apparel, accessories and home furnishings and gifts.

                  In addition to the preceding discussion, a description of each retail format included in the annual shareholders report for the year ended January 31, 1998 is incorporated herein by reference.

                  TRADEMARKS AND SERVICE MARKS

                  The Company owns its principal trademarks and service marks, including "Saks Fifth Avenue", "SFA" and "S5A" marks. Other important trademarks and service marks include "OFF 5TH", "Folio", "Real Clothes", "The Works" and "The Fifth Avenue Club". The Company's trademarks and service marks are registered in the United States

                  Patent and Trademark Office. The term of these registrations is generally ten years, and they are renewable for additional ten-year periods indefinitely, so long as the marks are still in use at the time of renewal. Saks is not aware of any claims of infringement or other challenges to its right to register or use its marks in the United States.

                  SEASONALITY

                  The retail apparel industry is seasonal in nature, with a high proportion of sales and operating income generated in November and December. During fiscal 1997, fiscal 1996 and fiscal 1995, the fourth quarter provided approximately 30%, 31% and 32%, respectively, of the Company's net sales and the majority of its operating income. As a result, the Company's operating results depend significantly on the holiday selling season. Seasonality also affects our working capital requirements and cash flow as inventories build in September and peak in October in anticipation of the holiday selling season.

                  RELIANCE ON FIFTH AVENUE STORE

                  The Company's flagship Fifth Avenue store in New York City accounted for approximately 20%, 21% and 22% of consolidated net sales in fiscal 1997, fiscal 1996 and fiscal 1995, respectively, and plays a significant role in marketing the Saks Fifth Avenue name.

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

                  EMPLOYEES

                  At January 31, 1998, the Company employed approximately 726 people at its headquarters and buying offices and 14,910 in its stores, two distribution centers and data center. The Company's staffing requirements fluctuate during the year as a result of the seasonality of the retail apparel industry, adding approximately 1,200 to 1,500 seasonal employees in the fourth quarter. Approximately 163 of the Company's employees are covered by collective bargaining agreements. The Company has never been subject to a strike and believes that its relationship with its employees and the unions is good.

                  FORWARD-LOOKING STATEMENTS

                  Certain statements contained in this document as well as those items incorporated by reference, including, without limitation, statements containing the words "believes", "anticipates", "intends", "expects" and words of similar import, constitute "forward-looking statements" within the meaning of The Private Securities Litigation Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Saks Holdings, Saks or the retail industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in those areas in which Saks operates; demographic changes; prospects for the retail industry; competition; changes in business strategy or development plans; the loss of key personnel; the availability of capital to fund the expansion of Saks' business; and other factors referenced in this document as well as those items incorporated by reference. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Saks Holdings disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                  CAPITAL EXPENDITURES; LIQUIDITY; SOURCES OF SUPPLY; REVENUES BY RETAIL FORMAT

                  For information on capital expenditures, liquidity, sources of supply and revenues by retail format, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the annual shareholders' report for the year ended January 31, 1998, is incorporated herein by reference.

Item 2.           Properties

                  The following table summarizes the property ownership of stores as of January 31, 1998:

                                                              Gross   % of Gross
                                               Number of     Square     Square
                                                Stores       Footage    Footage
                                                ------       -------    -------
Full-Line, Resort and Main Street Stores:

  Owned store on owned land                            8    1,490,000    22.5 %
  Owned on leased land                                24    2,322,000    35.1
  Leased store on leased land                         22    1,688,000    25.5
                                               ---------    ---------    ----
                                                      54    5,500,000    83.1
                                               ---------    ---------    ----

Off 5th Stores:
  Leased store on leased land                         42    1,079,000    16.3
  Owned on leased land                                 1       38,000     0.6
                                               ---------    ---------    ----
                                                      43    1,117,000    16.9
                                               ---------    ---------    ----
Total                                                 97    6,617,000    100 %
                                               =========    =========    ====

                  In addition to the preceding table, a listing of all retail properties included in the annual shareholders' report for the year ended January 31, 1998 is incorporated herein by reference.

                  In 1997, the Company relocated its primary distribution center processing activities from Yonkers, NY to a 584,000 square foot facility in Hickory Ridge, MD. The Company currently operates two distribution centers located in Hickory Ridge, MD and Ontario, CA. The Company also leases office space in New York, NY.

Item 3.           Legal Proceedings

                  The Company is from time to time involved in routine litigation incidental to the course of its business. Management does not believe that the disposition of such litigation will have a material adverse effect on the financial position or results of operations of the Company.

Item 4.           Submission of Matters to a Vote of Security Holders

                  The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 1997.

Part II

Item 5.           Market for Registrant's Common Stock and Related Stockholder
                  Matters

                  Common Stock Market Prices and Common Stock Information included in the annual shareholders' report for the year ended January 31, 1998 is incorporated herein by reference.

                  The Company's common stock is traded on the New York Stock Exchange (ticker symbol SKS). The approximate number of record holders of the Company's common stock at January 31, 1998 was 404.

                  The Company currently does not pay any cash dividends on common stock. Saks Holdings is a holding company with no business operations of its own. Saks Holdings is therefore dependent upon payments, dividends and distributions from Saks & Company for funds to pay its expenses and to pay future cash dividends or distributions, if any, to holders of its common stock. The Company currently retains any earnings for support of its working capital, repayment of indebtedness, capital expenditures and general corporate purposes. Saks & Company has no current intention of paying dividends or making other distributions to the Company in excess of amounts necessary to pay the Company's expenses and taxes. Saks & Company's credit facility contains restrictions on the ability to pay dividends or make other distributions to the Company.

Item 6.           Selected Financial Data

                  The information contained in the selected Consolidated Financial Data schedule in the annual shareholders' report for the year ended January 31, 1998 is incorporated herein by reference.

                  "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the annual shareholders' report for the year ended January 31, 1998 is incorporated herein by reference.

Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                  "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the annual shareholders' report for the year ended January 31, 1998 is incorporated herein by reference.

Item 8.           Financial Statements and Supplementary Data

                  The report of independent accountants and the Consolidated Financial Statements included in the annual shareholders' report for the year ended January 31, 1998 are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  None.

Part III

Item 10.          Directors and Executive Officers of the Registrant

                  The information contained in Saks Holdings, Inc.'s definitive Proxy Statement dated May 1, 1998, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.

Item 11.          Executive Compensation

                  The information contained in Saks Holdings, Inc.'s definitive Proxy Statement dated May 1, 1998, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

                  The information contained in Saks Holdings, Inc.'s definitive Proxy Statement dated May 1, 1998, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

Item 13.          Certain Relationships and Related Transactions

                  The information contained in Saks Holdings, Inc.'s Proxy Statement dated May 1, 1998, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

Part IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K

                  (a-1) The following audited consolidated financial statements of Saks Holdings, Inc. included in the annual shareholders' report for the year ended January 31, 1998, are incorporated by reference in Item 8:

                        Consolidated Balance Sheets - January 31, 1998 and February 1, 1997.

                        Consolidated Statements of Operations - Fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996.

                        Consolidated Statements of Shareholders' Equity - Fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996.

                        Consolidated Statements of Cash Flows - Fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996.

                        Notes to Consolidated Financial Statements.

                        Report of Independent Accountants.

                  (a-2) The following condensed financial statement schedule of Saks Holdings, Inc., is included in Item 14(d):

                  Schedule I  Condensed Financial Information of Registrant.

                  Report of Independent Accountants on Schedule I.

                  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                  (a-3)  Listing of Exhibits.

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
                  Holdings.

4.03.1**-         Credit Agreement, dated as of October 8, 1996, among Saks, the several lenders from time to time party thereto and The Chase
                  Manhattan Bank as administrative agent (the "Credit
                  Facility").

4.04.2**-         Consent No. 1 to the Credit Facility, dated as of January 17,
                  1997.

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

10.01.1* -        Amended and Restated Pooling & Servicing Agreement, dated as of December 16, 1991, among SFA Finance Company, Saks and
                  Bankers Trust Company, as trustee (the "1991 P&S").

10.01.2* -        First Amendment to the 1991 P&S, dated as of November 5, 1992.

10.01.3* -        Second Amendment to the 1991 P&S, dated as of October 26,
                  1993.

10.02.1* -        Second Amended and Restated Receivables Purchase Agreement,
                  dated as of December 16, 1991, between Saks and SFA Finance
                  Company (the "Receivables Purchase Agreement").

10.02.2* -        First Amendment to the receivables Purchase Agreement, dated as of November 5, 1992.

10.02.3* -        Second Amendment to the Receivables Purchase Agreement, dated as of October 26, 1993.

10.03.1* -        Series 1991-2 Supplement, dated as of December 16, 1991, among
                  SFA Finance Company, Saks, MHTC, as administrative agent, and
                  Bankers Trust Company, as trustee (the *1991-2 Supplement").

10.03.2* -        First Amendment to the 1991-2 Supplement, dated as of July 22,
                  1992.

10.03.3* -        Second Amendment to the 1991-2 Supplement, dated as of August
                  20, 1992.

10.03.4* -        Third Amendment to the 1991-2 Supplement, dated as of November
                  5, 1992.

10.03.5* -        Fourth Amendment to the 1991-2 Supplement, dated as of May 20,
                  1993.

10.03.6* -        Fifth Amendment to the 1991-2 Supplement, dated as of
                  October 28, 1993.

10.03.7* -        Sixth Amendment to the 1991-2 Supplement, dated as of
                  September 30, 1994.

10.04.1* -        Class C Supplement to Series 1991-2 Supplement, dated as of
                  November 5, 1992, among SFA Finance Company, Saks and Bankers
                  Trust Company, as trustee (the "1991-2(C) Supplement").

10.04.2* -        First Amendment to the 1991-2(C) Supplement, dated as of
                  September 30, 1994.

10.05*   -        Class B Supplement to Series 1991-2 Supplement, dated as of
                  September 30, 1994, among SFA Finance Company, Saks and
                  Bankers Trust Company, as trustee.

10.06*   -        Series 1995-1 Supplement, dated as of November 13, 1995, among
                  SFA Finance Company, Saks, Swiss Bank Corporation, New York
                  Branch, as administrative agent, and Bankers Trust Company, as trustee.

10.07*   -        Transition Supplement to the 1991 P&S, dated as of April 25,
                  1996, among SFA Finance Company, Saks and Bankers Trust
                  Company, as trustee.

10.08*   -        Pooling and Servicing Agreement, dated as of April 25, 1996, among SFA Finance Company, Saks and Bankers Trust Company, as trustee (the "1996 P&S").

10.09*   -        Series 1996-1 Supplement to the 1996 P&S, dated as of April
                  25, 1996, among SFA Finance Company, Saks and Bankers Trust
                  Company, as trustee.

10.10*   -        Third Amended and Restated Receivables Purchase Agreement,
                  dated as of April 25, 1996, between Saks and SFA Finance
                  Company.

10.11*   -        Series 1996-2 Supplement to the 1996 P&S, dated as of April
                  25, 1996, among SFA Finance Company, Saks and Bankers Trust
                  Company, as trustee.

10.12*   -        Purchase Agreement, dated May 4, 1995 among Saks, FACT, the
                  Borrowers, Goldman, Sachs & Company and Chemical Securities,
                  Inc. with respect to the sale of Commercial Mortgage
                  Pass-Through Certificates due May 12, 2002.

10.13*   -        Saks Fifth Avenue Supplemental Pension Plan, effective July 2,
                  1990.

10.14*   -        Saks Holdings, Inc. Senior Management Stock Incentive Plan,
                  dated as of October 17, 1990 (the "Old Incentive Plan").

10.15*   -        Standard Form of Stock Option Agreement Pursuant to the Old
                  Incentive Plan.

10.16.1* -        Saks Holdings, Inc. 1996 management Stock Incentive Plan,
                  dated as of February 1, 1996 (the "New Incentive Plan").

10.16.2* -        Amendment to the New Incentive Plan.

10.17*   -        Standard Form of Stock Option Agreement Pursuant to the New
                  Incentive Plan.

10.18*   -        Amended and Restated Employment Agreement, dated as of March
                  1, 1996, between Saks and Philip B. Miller.

10.19*   -        Amended and Restated Employment Agreement, dated as of March
                  1, 1996, between Saks and Rose Marie Bravo.

10.20*   -        Amended and Restated Employment Agreement, dated as of March
                  1, 1996, between Saks and Owen E. Dorsey.

10.21*   -        Employment Agreement, dated as of March 1, 1996, between Saks and Brian E. Kendrick.

10.22*   -        Employment Agreement, dated January 14, 1998, between Saks and
                  Jeanne B. Daniel.

10.23*   -        Public Company Expenses Agreement, dated as of April 27, 1996, between Saks Holdings and Saks.

13.01    -        Common Stock Market Prices and Common Stock Information,
                  incorporated into Part II, Item 5 of this Form 10-K be reference to the Registrant's annual shareholders' report for the year ended January 31, 1998 (the "1997 Annual Report").

13.02    -        Management's discussion and Analysis of Financial Condition and Results of Operations, incorporated into Part II, Item 6 and Item 7 of this Form 10-K by reference to the 1997 Annual
                  Report.

13.03    -        Report of Independent Accountants and Consolidated Financial
                  Statements, incorporated into Part II, Item 8, Form 10-K, by reference to the 1997 Annual Report.

21.01**  -        Subsidiaries of the Registrant.

22.01    -        Proxy Statement, incorporated herein by reference to
                  Registrants' definitive Proxy Statement dated on May 1, 1998.

23.01    -        Consent of Independent Accountants.

27.01    -        Financial Data Schedule, 1/31/98.

27.02    -        Restated Financial Data Schedule, 11/1/97.

27.03    -        Restated Financial Data Schedule, 8/2/97.

27.04    -        Restated Financial Data Schedule, 5/3/97.

27.05    -        Restated Financial Data Schedule, 2/1/97.

27.06    -        Restated Financial Data Schedule, 11/2/97.

27.07    -        Restated Financial Data Schedule, 8/3/96.

27.08    -        Restated Financial Data Schedule, 5/4/96.

(b) Reports on Form 8-K filed in the fourth quarter of fiscal 1997:

                        None.

* Incorporated herein by reference to Saks Holdings' registration statement on Form S-1 (File No. 333-2426).

** Incorporated herein by reference to Saks Holdings' report on Form 10K/A dated May 6, 1997.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  SAKS HOLDINGS, INC.


                                                  /s/ Mark E. Hood
                                                  ------------------------
                                                  Mark E. Hood
                                                  Senior Vice President
                                                  Chief Financial Officer

                                                        May 1, 1998
                                                  ------------------------
                                                           Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


     /s/  Philip B. Miller          Chairman of the Board and        May 1, 1998
----------------------------------   Chief Executive Officer
Philip B. Miller                     (Principal Executive Officer)


     /s/  Brian E. Kendrick         Vice Chairman of the Board and   May 1, 1998
----------------------------------   Chief Operating Officer
Brian E. Kendrick


     /s/  Mark E.Hood               Senior Vice President,           May 1, 1998
----------------------------------   Chief Financial Officer
Mark E. Hood


     /s/  Savio W. Tung             Director                         May 1, 1998
----------------------------------
Savio W. Tung


     /s/  Jon P. Hedley             Director                         May 1, 1998
----------------------------------
Jon P. Hedley


     /s/  E. Garrett Bewkes III     Director                         May 1, 1998
----------------------------------
E. Garrett Bewkes III


     /s/  Charles J. Philippin      Director                         May 1, 1998
----------------------------------
Charles J. Philippin


     /s/  Stephen I. Sadove         Director                         May 1, 1998
----------------------------------
Stephen I. Sadove


     /s/  Brian Ruder               Director                         May 1, 1998
----------------------------------
Brian Ruder

Report of Independent Accountants

To the Board of Directors and Shareholders of Saks Holdings, Inc.

Our report on the consolidated financial statements of Saks Holdings, Inc. has been incorporated by reference in this Form 10-K from page 30 of the 1997 Annual Shareholders Report of Saks Holdings, Inc. In connection with our audits of such consolidated financial statements, we have also audited the related financial statement schedule listed in Item 14(a-2) of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                                    /s/ Coopers & Lybrand L.L.P.

New York, New York
March 4, 1998

Schedule I - Condensed Financial Information of Registrant

Saks Holdings, Inc.
(Parent Company)

Condensed Balance Sheets

                                                       January 31,   February 1,
                                                          1998           1997
                                                       ----------    -----------
                                                            (In Thousands)
Assets
Current assets:
    Cash and cash equivalents                          $      115     $    5,159
    Interest receivable from subsidiary                     6,581          5,429
                                                       ----------     ----------
         Total current assets                               6,696         10,588

Notes receivable from subsidiary                          288,650        276,000

Deferred financing costs, net                               7,087          7,907
Investment in subsidiary                                  859,428        515,604
                                                       ----------     ----------
          Total assets                                 $1,161,861     $  810,099
                                                       ==========     ==========

Liabilities and shareholders' equity
Current liabilities                                    $    5,964     $    5,429
Long-term debt                                            276,000        276,000
                                                       ----------     ----------
Total liabilities                                         281,964        281,429
                                                       ----------     ----------
Shareholders' equity:
     Common stock                                             637            633
     Other shareholders' equity                           879,260        528,037
                                                       ----------     ----------
Total shareholders' equity                                879,897        528,670
                                                       ----------     ----------
Total liabilities and shareholders' equity             $1,161,861     $  810,099
                                                       ==========     ==========

The accompanying Notes are an integral part of the condensed financial statements

Saks Holdings, Inc.
(Parent Company)

Condensed Statements of Operations

                                               Fiscal      Fiscal      Fiscal
                                                1997        1996        1995
                                              ---------   ---------   ---------
                                                        (In Thousands)

Interest income                               $  15,983   $   5,468   $      --

Interest expense                                 16,003       5,722          --
                                              ---------   ---------   ---------

Loss before income taxes and equity
     in net income (loss) of subsidiaries           (20)       (254)         --

Income taxes                                         --          --          --
                                              ---------   ---------   ---------
                                                    (20)       (254)         --
Equity in net income (loss) of subsidiaries     343,824      24,398     (64,095)
                                              ---------   ---------   ---------
Net income (loss)                             $ 343,804   $  24,144   $ (64,095)
                                              =========   =========   =========

The accompanying Notes are an integral part of the condensed financial statements

Saks Holdings, Inc.
(Parent Company)

Condensed Statements of Cash Flows

                                                              Fiscal      Fiscal     Fiscal
                                                               1997        1996      1995
                                                             ---------   ---------   -----
                                                                      (In Thousands)
Net cash provided by operating activities                    $      73   $  16,477   $  --
                                                             ---------   ---------   -----

Investing activities:
     Advances to subsidiary                                    (12,650)   (276,000)     --
     Investment in subsidiary                                       --    (424,469)     --
                                                             ---------   ---------   -----
Net cash (used in) investing activities                        (12,650)   (700,469)     --
                                                             ---------   ---------   -----

Financing activities:
     Proceeds from initial public offering                          --     416,969      --
     Proceeds from exercise of stock options                     7,423       4,325      --
     Proceeds from issuance of Notes                                --     276,000      --
     Financing costs                                                --      (8,200)     --
     Other                                                         110          57      --
                                                             ---------   ---------   -----
Net cash provided by financing activities                        7,533     689,151      --
                                                             ---------   ---------   -----
(Decrease) increase in cash and cash equivalents                (5,044)      5,159      --
Cash, beginning of year                                          5,159          --      --
                                                             ---------   ---------   -----
Cash, end of year                                            $     115   $   5,159   $  --
                                                             =========   =========   =====

Supplemental disclosure of non-cash investing
  activities change in investment in subsidiary              $ 343,824   $  91,139   $  --
                                                             =========   =========   =====

The accompanying Notes are an integral part of the condensed financial statements

Saks Holdings, Inc.
(Parent Company)

Notes to Condensed Financial Statements

1. Basis of Presentation

Saks Holdings, Inc.'s investment in subsidiaries is accounted for under the equity method and is stated at cost plus (minus) equity in undistributed earnings (losses) since the date of acquisition, less dividends received from subsidiaries. Parent company-only financial statements are not the primary financial statements of the registrant and should be read in conjunction with the Company's consolidated financial statements included in the Saks Holding, Inc. consolidated annual report to shareholders.

2. Notes Receivable from Subsidiary

The terms and provisions of this note correspond to those of the convertible subordinated notes disclosed in the Saks Holdings, Inc. consolidated financial statements. The outstanding principal balance at January 31, 1998, was $276,000.

From time to time, Saks Holdings, Inc. advances to Saks & Company certain amounts under a revolving promissary note dated March 26, 1997. The principal amount of the then outstanding note, together with the accrued but unpaid interest, is payable on demand. The outstanding principal balance at January 31, 1998 was $12,650.

                                  Exhibit Index

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
                  Holdings.

4.03.1** -        Credit Agreement, dated as of October 8, 1996, among Saks, the several lenders from time to time party thereto and The Chase
                  Manhattan Bank as administrative agent (the "Credit
                  Facility").

4.04.2** -        Consent No. 1 to the Credit Facility, dated as of January 17,
                  1997.

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

10.01.1* -        Amended and Restated Pooling & Servicing Agreement, dated as of December 16, 1991, among SFA Finance Company, Saks and
                  Bankers Trust Company, as trustee (the "1991 P&S").

10.01.2* -        First Amendment to the 1991 P&S, dated as of November 5, 1992.

10.01.3* -        Second Amendment to the 1991 P&S, dated as of October 26,
                  1993.

10.02.1* -        Second Amended and Restated Receivables Purchase Agreement,
                  dated as of December 16, 1991, between Saks and SFA Finance
                  Company (the "Receivables Purchase Agreement").

10.02.2* -        First Amendment to the receivables Purchase Agreement, dated as of November 5, 1992.

10.02.3* -        Second Amendment to the Receivables Purchase Agreement, dated as of October 26, 1993.

10.03.1* -        Series 1991-2 Supplement, dated as of December 16, 1991, among
                  SFA Finance Company, Saks, MHTC, as administrative agent, and
                  Bankers Trust Company, as trustee (the *1991-2 Supplement").

10.03.2* -        First Amendment to the 1991-2 Supplement, dated as of July 22,
                  1992.

10.03.3* -        Second Amendment to the 1991-2 Supplement, dated as of August
                  20, 1992.

10.03.4* -        Third Amendment to the 1991-2 Supplement, dated as of November
                  5, 1992.

10.03.5* -        Fourth Amendment to the 1991-2 Supplement, dated as of May 20,
                  1993.

10.03.6* -        Fifth Amendment to the 1991-2 Supplement, dated as of October
                  28, 1993.

10.03.7* -        Sixth Amendment to the 1991-2 Supplement, dated as of
                  September 30, 1994.

10.04.1* -        Class C Supplement to Series 1991-2 Supplement, dated as of
                  November 5, 1992, among SFA Finance Company, Saks and Bankers
                  Trust Company, as trustee (the "1991-2(C) Supplement").

10.04.2* -        First Amendment to the 1991-2(C) Supplement, dated as of
                  September 30, 1994.

10.05*   -        Class B Supplement to Series 1991-2 Supplement, dated as of
                  September 30, 1994, among SFA Finance Company, Saks and
                  Bankers Trust Company, as trustee.

10.06*   -        Series 1995-1 Supplement, dated as of November 13, 1995,
                  among SFA Finance Company, Saks, Swiss Bank Corporation, New
                  York Branch, as administrative agent, and Bankers Trust
                  Company, as trustee.

10.07*   -        Transition Supplement to the 1991 P&S, dated as of April 25,
                  1996, among SFA Finance Company, Saks and Bankers Trust
                  Company, as trustee.

10.08*   -        Pooling and Servicing Agreement, dated as of April 25, 1996, among SFA Finance Company, Saks and Bankers Trust Company, as trustee (the "1996 P&S").

10.09*   -        Series 1996-1 Supplement to the 1996 P&S, dated as of April
                  25, 1996, among SFA Finance Company, Saks and Bankers Trust
                  Company, as trustee.

10.10*   -        Third Amended and Restated Receivables Purchase Agreement,
                  dated as of April 25, 1996, between Saks and SFA Finance
                  Company.

10.11*   -        Series 1996-2 Supplement to the 1996 P&S, dated as of April
                  25, 1996, among SFA Finance Company, Saks and Bankers Trust
                  Company, as trustee.

10.12*   -        Purchase Agreement, dated May 4, 1995 among Saks, FACT, the
                  Borrowers, Goldman, Sachs & Company and Chemical Securities,
                  Inc. with respect to the sale of Commercial Mortgage
                  Pass-Through Certificates due May 12, 2002.

10.13*   -        Saks Fifth Avenue Supplemental Pension Plan, effective July 2,
                  1990.

10.14*   -        Saks Holdings, Inc. Senior Management Stock Incentive Plan,
                  dated as of October 17, 1990 (the "Old Incentive Plan").

10.15*   -        Standard Form of Stock Option Agreement Pursuant to the Old
                  Incentive Plan.

10.16.1* -        Saks Holdings, Inc. 1996 Management Stock Incentive Plan,
                  dated as of February 1, 1996 (the "New Incentive Plan").

10.16.2* -        Amendment to the New Incentive Plan.

10.17*   -        Standard Form of Stock Option Agreement Pursuant to the New
                  Incentive Plan.

10.18*   -        Amended and Restated Employment Agreement, dated as of March
                  1, 1996, between Saks and Philip B. Miller.

10.19*   -        Amended and Restated Employment Agreement, dated as of March
                  1, 1996, between Saks and Rose Marie Bravo.

10.20*   -        Amended and Restated Employment Agreement, dated as of March
                  1, 1996, between Saks and Owen E. Dorsey.

10.21*   -        Employment Agreement, dated as of March 1, 1996, between Saks and Brian E. Kendrick.

10.22    -        Employment Agreement, dated January 14, 1998, between Saks and
                  Jeanne B. Daniel.

10.23*   -        Public Company Expenses Agreement, dated as of April 27, 1996, between Saks Holdings and Saks.

13.01    -        Common Stock Market Prices and Common Stock Information,
                  incorporated into Part II, Item 5 of this Form 10-K by reference to the Registrant's annual shareholders' report for the year ended January 31, 1998 (the "1997 Annual Report").

13.02    -        "Management's Discussion and Analysis of Financial Condition
                  and Results of Operations", incorporated into Part II, Item 6 and Item 7 of this Form 10-K by reference to the Registrant's annual shareholders' report for the year ended January 31, 1998 ("the 1997 Annual Report").

13.03    -        Report of Independent Accountants and Consolidated Financial
                  Statements, incorporated into Part II, Item 8, of this Form
                  10-K, by reference to the 1997 Annual Report.

21.01**  -        Subsidiaries of the Registrant.

22.01    -        Proxy Statement, incorporated herein by reference to
                  Registrants' definitive Proxy Statement dated on May 1, 1998

23.01    -        Consent of Independent Accountants.

27.01    -        Financial Data Schedule, 1/31/98.

27.02    -        Restated Financial Data Schedule, 11/1/97.

27.03    -        Restated Financial Data Schedule, 8/2/97.

27.04    -        Restated Financial Data Schedule, 5/3/97.

27.05    -        Restated Financial Data Schedule, 2/1/97.

27.06    -        Restated Financial Data Schedule, 11/2/97.

27.07    -        Restated Financial Data Schedule, 8/3/96.

27.08    -        Restated Financial Data Schedule, 5/4/96.

* Incorporated herein by reference to Saks Holdings' registration statement on Form S-1 (File No. 333-2426).
** Incorporated herein by reference to Saks Holdings' report on Form 10K/A dated May 6, 1997.

Exhibit 10.22 Employment Agreement, dated January 14, 1998, between Saks and Jeanne B. Daniel

                              EMPLOYMENT AGREEMENT

      This Employment Agreement (this "Agreement") is entered into as of January 14, 1998 by and between Saks & Company ("Employer") and Jeanne B. Daniel ("Employee").

      1. Position; Commencement. Commencing no later than February 9, 1998, Employee shall serve under this Agreement as Executive Vice President, Merchandising, of Employer. Employee shall devote her best efforts and all her business time and attention to the performance of her duties hereunder, and shall report directly to Employer's Chief Executive Officer. Employment shall be principally at Employer's offices in New York City, except for business travel.

      2. Compensation. For services performed, Employer agrees to pay, and Employee agrees to accept, a base salary, payable biweekly, at the annual rate of $500,000, and the following additional terms of compensation: Employee shall be entitled to a performance and salary review in April 1999 (with a guaranteed annual base salary of $550,000 commencing April 1999), and annually thereafter. During her employment hereunder, Employer's base salary shall not be decreased at any time, or for any purpose (including without limitation for the purpose of determining benefits under Paragraph 4 hereof). Employee shall be entitled to receive bonus payments at the discretion of the board of directors of Employer, with a guaranteed minimum $200,000 bonus payable in May 1999 for fiscal year 1998. In addition, Employee shall be entitled to participate in all of Employer's bonus and benefit plans applicable to, and to the same extent as, Employer's other similarly situated officers, according to the terms of those plans, provided that Employee's right to participate in such plans shall not affect Employer's right to amend or terminate the general applicability of such plans, and provided further that Employee shall be entitled to four (4) weeks vacation per year starting February 1999 and an aggregate three (3) weeks vacation through January 1999.

      In addition, Employee shall be paid or provided:

      (i) the amount of $150,000 as a sign-on bonus as soon as practicable following her first day of employment;

      (ii) bonus protection for fiscal 1997 performance bonus forfeiture with her current employer in the amount of $150,000 payable as soon as practicable following her first day of employment;

      (iii) stock option protection, determined as set forth in Exhibit A hereto and paid as soon as practicable following the first day of employment, on options of Employee's prior employer that were granted but unvested as of December 31, 1997;

      (iv) a ten-year stock option covering 40,000 shares, pursuant to the terms attached hereto as Exhibit B.

      (v) benefits as described in Exhibit C.

      3. Taxes. Federal, state and local income taxes shall be withheld on all cash and in-kind payments made by Employer to Employee as required by applicable tax laws and regulations.

      4. Termination. The provisions of this Paragraph 4 shall apply upon termination of Employee's employment hereunder. The phrase "Standard Termination Amounts" shall mean, as of the date of termination of Employee's employment hereunder, prorated as appropriate, the following: earned but unpaid salary; unreimbursed normal business expenses; and unpaid or unprovided bonus payments and benefits under, and in accordance with the terms of, Paragraph 2 and other applicable bonus and benefit plans.

      A. Death. In the event of Employee's death, all provisions of this Agreement shall terminate, except the provision of Paragraphs 6 through 8 hereof and the right of her estate or her beneficiaries to receive the Standard Termination Amounts.

      B. Disability. In the event of Employee's failure to render services to Employer for a continuous period of six months on account of physical or mental disability, either party may terminate this Agreement in which event all provisions of this Agreement shall terminate except the provisions of Paragraphs 5 through 8 hereof. However, this will not affect Employee's right or the right of Employee's estate or beneficiaries to receive any Standard Termination Amounts.

      C. Retirement. In the event of Employee's retirement at Employer's normal retirement age, which is age 65, or earlier retirement with the consent of the Board, all provisions of this Agreement shall terminate except the provisions of Paragraphs 5 through 8 hereof, and Employee's right or the right of Employee's estate or beneficiaries to receive any Standard Termination Amounts.

      D. By Employer without Cause. In the event Employer terminates Employee's employment in circumstances to which Paragraphs 4.A, 4.B, 4.C and 4.E do not apply, all provisions of this Agreement shall terminate except the provisions of Paragraphs 5 hereof through 8 and Employee's right or the right of Employee's estate or beneficiaries to receive any Standard Termination Amounts. In addition, Employer shall, in such event, pay to Employee, within thirty (30) days of the date of such termination, an amount in cash equal to one and one-half (1.5) times Employee's annual base salary as then in effect, without deduction or offset except as provided in Paragraph 3 hereof. In the event that Employer assigns to Employee duties inconsistent with her status as a senior executive officer of Employer or in the event that there is a substantial adverse alteration in the nature or status of her responsibilities, or she ceases to report directly to Employer's Chief Executive Officer, if Employee terminates her employment within (3) three months thereafter, Employer shall be deemed to have terminated Employee's employment without cause, and Employee shall be entitled to the payments and benefits provided for in the two preceding sentences.

      E. By Employee Voluntarily, or by Employer for Cause. In the event that
(i) Employee terminates her employment in circumstances to which Paragraphs 4.A through 4.D do not apply or (ii) Employer terminates Employee's employment for "cause," then all provisions of this Agreement shall terminate, except the provisions of Paragraph 5 through 8 hereof and Employee's right, or the right of Employee's estate or beneficiaries, to receive any Standard Termination Amounts. Termination by Employer for "cause" shall mean termination by action of Employer because of serious, willful misconduct by Employee as, for example, the commission by Employee of a felony arising from specific conduct of Employee which reasonably relates to Employee's qualification or ability (personal or professional) to perform Employee's duties hereunder or a perpetration by Employee of a common law fraud against Employer. In the event of a termination under this Paragraph 4.E., Employer shall promptly give Employee a written notice specifying the grounds for Employer's determination of misconduct.

      5. Confidential Information. Employee agrees to keep confidential and not disclose (either directly or indirectly, other than in the course of performing her duties hereunder or when ordered by a court, agency, or other entity with apparent jurisdiction), and Employer may enjoin Employee from disclosing, any confidential information concerning Employer to any third party, including, without limitation, any business competing with Employer. For purposes of the foregoing, "confidential information" does not include information that (i) is or becomes generally available to the public other than as a result of disclosure by Employee or (ii) is or becomes available to a third party from a source other than Employee which source, to Employee's best knowledge, did not violate any contractual or common law obligation to Employer by making available such information.

      6. Construction and Amendment. This Agreement contains all of the material terms and conditions governing Employer's employment of Employee, and shall supersede any and all prior oral and written understandings and agreements and all contemporaneous oral understandings and agreements between Employer and Employee. In this respect, Employee acknowledges and agrees that Employer's sole obligations to Employee with respect to the future termination of Employee's employment by Employer (for whatever reason and under whatever circumstances) are as set forth in this Agreement. No amendment of the terms and conditions of this Agreement shall be effective unless agreed to in writing by Employer and Employee. If any provisions of this Agreement shall be held unenforceable, the enforceability of the remaining provisions hereof shall not be affected. This Agreement shall be construed in accordance with and governed by the laws of the State of New York, applicable to agreements made and to be enforced in that state.

      7. Binding Effect. This Agreement shall be binding upon and inure to the benefit of Employer, its successor and assigns, and Employee and Employee's heirs, executors, administrators, and legal representatives. Employee's rights and benefits under this Agreement are personal, and, except as otherwise provided herein, no such right or benefit shall be subject to voluntary or involuntary alienation, assignment or transfers without the prior written consent of Employer.

      8. Notice. Any notice or other communication required or permitted under this Agreement shall be in writing and shall be delivered by hand or sent prepaid telex, cable or telecopy, or sent postage prepaid by registered, certified or express mail or sent by reputable overnight courier service and shall be deemed given when so delivered by hand, telexed, cabled or telecopied, or, if mailed, three days after mailing (one business day in the case of express mail overnight courier service), to the address indicated below or to such other address as the addressee shall have theretofore furnished in writing to the other party:

         If to Employer:            Chairman
                                    Saks & Company
                                    12 East 49th Street
                                    New York, New York 10017

         If to Employee:            Ms. Jeanne B. Daniel
                                    77 Bennington Place
                                    New Canaan, CT 06840

         IN WITNESS WHEREOF, Employer and Employee have signed this Agreement.

                                   SAKS & COMPANY


                                   By:        /s/ Philip B. Miller
                                       ------------------------------------
                                       Chairman and Chief Executive Officer

Agreed and Accepted:

     /s/ Jeanne B. Daniel
------------------------------------
Jeanne B. Daniel

Date: January 14, 1998

Exhibit 13.01 - Common Stock Information

The shares of Common Stock of Saks Holdings, Inc. are listed on the New York Stock Exchange with the Symbol SKS.

QUARTERLY PER SHARE MARKET PRICES

                               Market Price of Common Stock
                            -----------------------------------
                             High            Low         Close
                            -----------------------------------
First Quarter               36 1/4          18 5/8       19 1/8
Second Quarter              25 3/8          19           25 1/8
Third Quarter               27 1/4          20           21 3/8
Fourth Quarter              25 1/4          18 5/8       22 1/2

Exhibit 13.02
Management's Discussion and Analysis of Financial Conditions and Results of Operations

                      SELECTED CONSOLIDATED FINANCIAL DATA


(Dollars in millions except for per share and per square       Fiscal     Fiscal     Fiscal    Fiscal    Fiscal     Fiscal
foot amounts)                                                  1997       1996       1995      1994      1993       1992
----------------------------------------------------------------------------------------------------------------------------
Statement of Operations Data
Net sales                                                     $2,192.7   $1,944.9   $1,686.8  $1,418.2  $1,395.5   $1,343.5
Cost of sales                                                  1,533.4    1,347.7    1,168.5    979.7      975.4      933.1
SG & A                                                           506.1      486.8      438.6    370.4      394.8      396.0
Special charges (1)                                                  -        1.0       43.4      2.0      179.7        2.0
----------------------------------------------------------------------------------------------------------------------------
Operating income                                                 153.2      109.4       36.3     66.1    (154.4)       12.4
Interest expense, net                                             58.6       72.2       94.4     76.2       73.8       89.5
----------------------------------------------------------------------------------------------------------------------------
Pre - tax income                                                  94.6       37.2     (58.1)   (10.1)    (228.2)     (77.1)
Income tax benefit (provision)                                   251.2      (0.3)          -        -          -          -
----------------------------------------------------------------------------------------------------------------------------
Income before extraordinary charge                               345.8       36.9     (58.1)   (10.1)    (228.2)     (77.1)
Extraordinary charge (2)                                           2.0       12.8        6.0      0.5       27.6        8.4
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                               $343.8      $24.1    $(64.1)  $(10.6)   $(255.8)    $(85.5)
----------------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share before extraordinary
charge                                                           $5.02      $0.63    $(1.29)  $(0.22)    $(5.07)    $(1.93)
Diluted earnings (loss) per share                                 4.99       0.41     (1.43)   (0.24)     (5.68)     (2.14)
============================================================================================================================
Supplemental Information (3)
Pro forma net income before extraordinary charge                 $55.8      $28.6
Pro forma diluted EPS before extraordinary charge                $0.87      $0.44
============================================================================================================================
Balance Sheet Data
Inventories                                                     $543.1     $435.7     $339.7   $271.9     $253.2     $236.1
Total assets                                                   2,102.4    1,572.9    1,366.2  1,289.2    1,305.9    1,471.0
Total debt (4)                                                   832.6      708.4      975.9    874.4      891.5      861.7
Shareholders' equity                                             879.9      528.7       83.2    147.2      159.1      411.4
============================================================================================================================
Other Data
Change in comparable sales                                        3.8%      10.3%      10.6%     5.6%       1.7%       3.4%
Retail sales per average square foot
     Full-Line, Resort and Main Street                            $351       $342       $311     $288       $264       $258
     Off 5th                                                       288        325        352      362        440        452
----------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                                      $71        $67        $67      $68        $87        $89
Capital expenditures                                               179        134         83       56         34         57
----------------------------------------------------------------------------------------------------------------------------
Number of stores:  Full-Line, Resort and Main Street
     Beginning of period                                            50         45         45       49         49         48
     Open                                                            5          5          2        1          -          1
     Closed                                                        (1)          -        (2)      (5)          -          -
----------------------------------------------------------------------------------------------------------------------------
     End of period                                                  54         50         45       45         49         49
----------------------------------------------------------------------------------------------------------------------------
Off 5th
     Beginning of period                                            35         20          8        4          3          1
     Open                                                            9         17         12        4          1          2
     Closed                                                        (1)        (2)          -        -          -          -
----------------------------------------------------------------------------------------------------------------------------
     End of period                                                  43         35         20        8          4          3
============================================================================================================================
End of period gross square feet (000's)
     Full-Line, Resort and Main Street                           5,500      5,069      4,814    4,549      4,791      4,918
     Off 5th                                                     1,117        858        446      227        114         83

(1) Special charges represent (i) distribution center exit costs, integration of former I.Magnin locations and write-off of capitalized EDP software in fiscal 1995, (ii) costs to write-down long-lived assets, an early retirement program and store closings and space reductions in fiscal 1993 and (iii) management fees paid to an affiliate of Investcorp of $0, $1, $7, $2, $2 and $2 in fiscal 1997, 1996, 1995, 1994, 1993 and 1992, respectively.
(2) Extraordinary charge in all fiscal years represents loss on early extinguishment of debt.
(3) Pro forma net income and EPS assume that the offering had been completed at the beginning of fiscal 1996, exclude extraordinary charges related to the early extinguishment of debt and non-recurring management fees, and assume the Company's profits are taxed at a 41% effective tax rate in all periods. Pro forma 1997 net income also excludes recognition of NOL's.
(4)   Total debt includes capitalized lease obligations.

General

Overview

The Company's financial performance in 1997 reflects the continued execution of the growth strategies initially implemented in late 1994. Significantly, our net sales surpassed the $2 billion mark in fiscal 1997, reaching $2,193 million. Saks' net sales are generated through multiple retail formats. At January 31, 1998, the Company operated 41 Full-Line stores led by its landmark flagship on New York's Fifth Avenue, eight Resort stores, and five Main Street stores. In addition, the Company operated 43 Off 5th stores, and Folio, a separate direct mail business.

      Since 1994 our net sales have grown at a compound annual rate of 15.6% with comparable sales growing at an 8.5% rate for this same period. The ongoing execution of our real estate strategy is expected to result in an increasing portion of our growth coming from new stores. Our operating profit in fiscal 1997 increased to $153.2 million, or 7.0% of sales, and, since fiscal 1994, our operating profit has grown at a compound annual rate of 31.0%. This improvement in financial performance enabled us to recognize our net operating loss carryforwards in fiscal 1997, further strengthening our financial position and reducing our ratio of total debt to total capitalization to 48.6% at January 31, 1998, from 57.3% at February 1, 1997.

RESULTS OF OPERATIONS

Results of operations as a percent of total net sales for the past three years were as follows:

                                                        Fiscal   Fiscal  Fiscal
                                                         1997     1996    1995
--------------------------------------------------------------------------------
Net sales                                               100.0%   100.0%  100.0%
Cost of sales, including buying and occupancy            69.9     69.3    69.3
--------------------------------------------------------------------------------
Gross margin                                             30.1     30.7    30.7
Selling, general and administrative expenses             23.1     25.0    26.0
Management fees                                            --      0.1     0.4
Special charges                                            --       --     2.2
--------------------------------------------------------------------------------
        Operating income                                  7.0      5.6     2.1
Interest, net                                             2.7      3.7     5.6
--------------------------------------------------------------------------------
Income (loss) before income taxes                         4.3      1.9    (3.5)
Income tax (provision)                                   (1.8)      --      --
Recognition of NOL carryforward                          13.2       --      --
--------------------------------------------------------------------------------
        Income (loss) before extraordinary charge        15.8      1.9    (3.5)
--------------------------------------------------------------------------------
Extraordinary charge--loss on early extinguishment
of debt                                                   0.1      0.7     0.3
--------------------------------------------------------------------------------
        Net income (loss)                                15.7%     1.2%   (3.8)%
================================================================================

FISCAL 1997 COMPARED TO FISCAL 1996

Net Sales

Net sales for fiscal 1997 were $2,192.7 million, an increase of $247.8 million, or 12.8% over net sales of $1,944.9 million for fiscal 1996. Comparable sales increased 3.8%. Full-Line, Resort and Main Street store net sales were $1,835.1 million in fiscal 1997, an increase of $169.4 million, or 10.2%, from fiscal 1996. The growth in Full-Line, Resort and Main Street stores net sales in fiscal 1997 results from both our real estate growth and expansion strategy, which represents about one half of the increase, as well as our merchandise and customer focus initiatives, which contributed to a 5.0% comparable sales increase from fiscal 1996. Off 5th stores net sales for fiscal 1997 were $277.1 million, an increase of $77.0 million, or 38.5% from fiscal 1996. This increase is a result of the nine new stores opened in fiscal 1997, as well as the 17 new store openings in fiscal 1996 prior to their one year anniversary date in fiscal 1997. Comparable sales for Off 5th stores decreased 6.5%. The decline in Off
5th comparable sales resulted from a number of factors which include: the untimely flow of "wear now" merchandise; inadequate levels of designer merchandise; the promotional department store environment and anniversarying new store openings. Folio catalog net sales were $80.5 million, an increase of $1.4 million, or 1.8%, from fiscal 1996. Folio catalog net sales in the second half of fiscal 1997 increased 13.2%.

Cost of Sales

Cost of sales includes the cost of merchandise and buying and occupancy costs. Cost of sales increased $185.7 million, or 13.8%, to $1,533.4 million during fiscal 1997, from $1,347.7 million in fiscal 1996. As a percentage of net sales, cost of sales, including buying and occupancy costs, was 69.9% in fiscal 1997 and 69.3% in fiscal 1996. This increase as a percentage of net sales resulted from increased penetration and lower margins at Off 5th; spring season sales shortfalls in bridge apparel; higher buying and occupancy costs associated with new and expanded stores; and an increase in inventory shortage and higher processing costs following the opening of our new distribution center and conversion of MIS systems, offset by a change in reserves for our prior distribution center.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $19.3 million to $506.1 million in fiscal 1997 from $486.8 million in fiscal 1996. As a percentage of net sales, selling, general and administrative expenses were 23.1% for fiscal 1997 and 25.0% in fiscal 1996. This decrease as a percentage of net sales was achieved primarily as a result of increased sales leverage over our fixed costs, the aggressive cost reduction initiatives implemented in the first quarter of fiscal 1997, improved credit card related income resulting in part from the adoption of SFAS 125, increased penetration of Off 5th stores, which have a lower expense rate, and reduced costs in Folio. These savings were offset by higher expenses for new stores, including pre-opening expense and increases in other sales-related costs.

Operating Income

Operating income was $153.2 million for fiscal 1997, an increase of $43.8 million from fiscal 1996. Excluding management fees in fiscal 1996, operating income increased by $42.8 million, or 38.8%, from $110.4 million.

Interest Expense

Interest expense decreased by $13.6 million, or 18.8%, to $58.6 million in fiscal 1997, compared to $72.2 million in fiscal 1996. The decrease is primarily due to the use of proceeds from our May 1996 initial public offering to repay outstanding bank loans. Additionally, interest expense was reduced by the use of proceeds from our convertible notes offering in fiscal 1996 to pay down higher cost debt and by lower interest rates on our revolver. These decreases were partially offset by higher bank borrowings used primarily to finance our investments in capital expenditures and inventory. The effective interest rate on the Company's outstanding debt decreased to 7.4% at the end of fiscal 1997 from 7.6% at the end of fiscal 1996.

Income Taxes

The continued improvement in operating income in fiscal 1997, as well as the Company's estimates of future profitability, enabled the Company to record in the fourth quarter of fiscal 1997 a tax benefit of $290 million, or $4.10 per diluted share. This benefit reflects the elimination of the valuation allowance related to deferred tax assets resulting in the recognition of the tax benefit associated with our net operating loss carryforwards ("NOL"). As a result, in the fourth quarter of 1997, we also began recording an income tax provision using a 41% annual effective tax rate. The utilization of these NOLs will continue to offset any future cash taxes other than AMT liability and state income taxes in certain locations until approximately the year 2001.

FISCAL 1996 COMPARED TO FISCAL 1995

Net Sales

Net sales for fiscal 1996 were $1,944.9 million, an increase of $258.1 million, or 15.3%, over net sales of $1,686.8 million for fiscal 1995. Fiscal 1995 included 53 weeks; therefore, annual sales comparisons are not comparable. Fiscal 1995 net sales comparisons are presented on a 52-week basis for comparability. The comparable sales increased 10.3%. Full-Line, Resort and Main Street store net sales were $1,665.7 million in fiscal 1996, an increase of $161.2 million, or 10.7%, from fiscal 1995. Comparable sales of Full-Line, Resort and Main Street stores increased 10.5%. Off 5th store net sales for fiscal 1996 were $200.1 million, an increase of $92.1 million, or 85.3%, from fiscal 1995. This increase is a result of the 17 new stores opened in fiscal 1996, as well as the 12 new stores opened in fiscal 1995. Comparable sales for Off 5th stores increased 11.4%. Folio catalog net sales for fiscal 1996 were $79.1 million, an increase of $4.8 million, or 6.5%, from fiscal 1995.

Cost of Sales

Cost of sales includes the cost of merchandise and buying and occupancy costs. Cost of sales increased $179.2 million, or 15.3%, to $1,347.7 million during fiscal 1996 from $1,168.5 million in fiscal 1995. As a percentage of net sales, cost of sales, including buying and occupancy costs, was 69.3% for both fiscal 1996 and fiscal 1995. The increased penetration of lower margin Off 5th sales was offset by increased sales of higher margin accessories and leverage of buying and occupancy costs associated with the comparable sales growth.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $486.8 million, or 25.0% of net sales, in fiscal 1996 from $438.6 million, or 26.0% of net sales, in fiscal 1995. This decrease as a percentage of net sales was achieved as a result of expense leverage associated with the comparable sales growth, increased penetration of Off 5th stores, which have a lower expense rate and relatively flat depreciation and amortization expense.

Management Fees

Management fees paid to an affiliate of Investcorp decreased by $6 million to $1 million in fiscal 1996, from $7 million in fiscal 1995. The fees paid in fiscal 1995 reflected additional advisory services related to strategic planning and real estate alternatives. Management fees were discontinued in July 1996.

Special Charges

Special charges of $36.4 million were recorded in fiscal 1995. No such charges were recorded in fiscal 1996.

Operating Income

Operating income was $109.4 million for fiscal 1996, an increase of $73.1 million from fiscal 1995. Excluding the special charges and management fees, operating income increased by $30.7 million, or 38.5%, from $79.7 million.

Interest Expense

Interest expense decreased by $22.2 million, or 23.5%, to $72.2 million for fiscal 1996 compared to $94.4 million for fiscal 1995. The decrease is primarily due to reduced debt levels following the initial public offering. As a result of the lower debt levels following the offering and the issuance of the convertible notes, the effective interest rate on the Company's debt decreased to 7.6% at the end of fiscal 1996 from 8.8% at the end of fiscal 1995.

Income Taxes

Income taxes increased to $.3 million in fiscal 1996 from $0 in fiscal 1995 due to an increase in the alternative minimum taxable income.

Liquidity and Capital Resources

During fiscal 1997, the Company financed its working capital needs and capital expenditures with cash on hand at the beginning of the period, cash provided by operations, borrowings under its Credit Facility, the continued sale of proprietary credit card receivables under its securitization program, and utilization of lease financing and developer contributions. The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in the Company's Consolidated Statements of Cash Flows.

      Net cash provided by operating activities was $23.4 million during fiscal 1997 compared to $4.5 million provided in fiscal 1996. This increase was primarily attributable to an increase in operating income, which as previously discussed increased to $153.2 million from $110.4 million, excluding management fees in fiscal 1996. This increase was partially offset by increases in working capital accounts. The most significant item affecting working capital in fiscal 1997 was a net increase of $70.3 million in merchandise inventories, net of an increase in accounts payable, due to the addition of new stores and an increase to support existing store sales growth.

      Net cash used in investing activities was $174.4 million in fiscal 1997 compared to $103.6 million in fiscal 1996. Capital expenditures were $179.1 million during fiscal 1997 compared to $133.9 million during fiscal 1996. Capital expenditures during fiscal 1997 reflect the completion of 16 major real estate projects, the relocation of the Company's main distribution center, the installation of a new core retail computer system and the opening of nine Off 5th stores. During fiscal 1997, the Company opened two Full-Line stores, one of which was a replacement store, one Resort store and two Main Street stores. The Company also completed four major store remodels and seven store expansions. In fiscal 1997, the Company grew its square footage by 12%, or 690,000 square feet. Proceeds from the sale and sale-leaseback of assets were $4.6 million in fiscal 1997 compared to $30.3 million in fiscal 1996. Fiscal 1996 proceeds include $22.6 million relating to a sale-leaseback of one of the Company's store locations.

      Net cash provided from financing activities in fiscal 1997 was $109.5 million compared to $145.5 million in fiscal 1996. The 1997 amount reflects the bank borrowings used primarily to finance investments in capital expenditures and inventory, offset by the repurchase of $30 million of the Company's outstanding mortgage certificates. The 1996 amount reflects the proceeds from the Company's May 1996 initial public offering of common stock and issuance of the convertible notes, net of debt repayments.

      In fiscal 1997, the Company continued the progress made in 1996 to strengthen its overall financial condition. The benefit from the recognition of net operating loss carryforwards combined with the significant increase in pretax earnings improved our ratio of debt to total capitalization to 48.6% at January 31, 1998, from 57.3% at February 1, 1997. We also improved our interest coverage ratio to 2.4x in fiscal 1997 from 1.5x in fiscal 1996.

      At January 31, 1998, the Company has net operating loss carryforwards of $716.4 million that are available to offset taxes otherwise payable on its future taxable income. As previously discussed, a deferred tax asset of $323.8 million is reflected in the Consolidated Balance Sheet at January 31, 1998. The continued improvement in operating income in fiscal 1997 as well as the Company's estimates of future profitability enabled this recognition. If future income is significantly different than current estimates, the deferred tax asset value may become impaired. The carryforwards begin to expire unless utilized in fiscal years 2005 through 2011.

      In June 1997, the Company entered into a $100.5 million operating lease agreement, which can be used to finance qualified properties placed in service by December 31, 1999. Under this agreement, the lessor has agreed to acquire and construct new store sites in order to lease them to the Company. The lease requires a variable rent payment related to LIBOR interest rates. The Company has guaranteed a substantial residual value of the properties under lease. The Company has guaranteed approximately $19 million at January 31, 1998. The Company may purchase the assets under lease or elect for the properties to be sold to a third party. At January 31, 1998, there was approximately $77.5 million available under this lease agreement to fund capital expenditures. The initial lease term ends in October 2001 and may be extended at the mutual consent of the lessor and the Company.

      In fiscal 1998, we expect our capital expenditures to be approximately $175 million as we continue to execute our growth strategy. We plan to add one new Full-Line store, one new Resort store, four new Main Street stores and three Off 5th stores, in addition to completing five major expansions. The Company is currently evaluating the performance of certain of its Off 5th locations and anticipates that it may close certain locations in fiscal 1998. Our capital expenditures in 1999 and 2000 are currently anticipated to total approximately $350 million.

      We expect these projects will be funded by cash generated from operations, the continued sale of receivables under the securitization program, borrowings under the Credit Facility, lease financing and developer contributions. The Company is currently evaluating various financing alternatives including an increase in its Credit Facility, an increase in lease financing, and issuance of debentures. The Company's receivable securitization program expires in April 1999. As a result, the Company anticipates executing a replacement facility in the second half of fiscal 1998. The Company believes it will have sufficient resources to fund its planned capital growth and operating requirements.

      Inflation has not had a material impact on the financial statements during the past three years.

      The Company's business is seasonal, with a significant percentage of net sales and operating income occuring in the fourth quarter. Seasonality also affects our working capital requirements and cash flow, as inventories build in September and peak in October in anticipation of the holiday selling season. Sales and operating income penetration by quarter, and change in comparable sales, is as follows:

                                       Fiscal 1997
                                       Penetration      Comparable Sales Growth*
                                     ----------------   ------------------------
                                     Net    Operating   Fiscal   Fiscal   Fiscal
                                     Sales     Income   1997     1996     1995
                                     ----------------   ------------------------
First Quarter                          24%      17%     2.6%     13.3%    10.2%
Second Quarter                         21       --      2.5      11.3     11.3
Third Quarter                          25       30      4.8       9.2      9.9
Fourth Quarter                         30       53      5.2       8.3     11.0
                                     ----------------   ------------------------
Annual                                100%     100%     3.8%     10.3%    10.6%

* Comparable sales exclude the impact of the 53rd week in fiscal 1995, and, in fiscal 1996, comparable sales are adjusted for the calendar shift following the 53rd week in fiscal 1995.

Contingencies

The Company is from time to time involved in routine litigation incidental to the course of its business. Management does not believe that the disposition of such litigation will have a material adverse effect on the financial position or results of operations of the Company.

         The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company or its vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

Report Of Independent Accountants

To The Board Of Directors And
Shareholders Of Saks Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Saks Holdings, Inc. as of January 31, 1998 and February 1, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saks Holdings, Inc. as of January 31, 1998 and February 1, 1997, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 31, 1998, in conformity with generally accepted accounting principles.


Coopers & Lybrand L.L.P.
New York, New York
March 4, 1998

CONSOLIDATED BALANCE SHEETS

                                                                       January 31,      February 1,
(Dollars and shares in thousands)                                             1998             1997
---------------------------------------------------------------------------------------------------
Assets
Current Assets
Cash and cash equivalents                                              $    11,468      $    52,955
          Accounts receivable, net                                          69,696           42,195
          Inventories                                                      543,113          435,666
          Other current assets                                             106,128           69,791
                                                                       -----------      -----------
                 Total current assets                                      730,405          600,607

Property and Equipment
          Land                                                             186,277          186,277
          Buildings and building improvements                              540,140          439,451
          Furniture, fixtures and equipment                                273,812          232,258
          Beneficial leasehold interests                                    54,161           54,161
          Construction in progress                                          42,267           49,439
          Leased property under capital leases                             115,768          118,493
----------------------------------------------                         -----------      -----------
                                                                         1,212,425        1,080,079
          Less accumulated depreciation and amortization                  (271,327)        (255,999)
--------------------------------------------------------               -----------      -----------
                                                                           941,098          824,080
Deferred income tax assets                                                 323,793               --
Goodwill, net                                                               53,450           90,417
Other noncurrent assets                                                     53,649           57,759
                                                                       -----------      -----------
          Total assets                                                 $ 2,102,395      $ 1,572,863
======================                                                 ===========      ===========

Liabilities
Current liabilities
          Accounts payable, trade                                      $   183,640      $   146,462
          Accrued liabilities                                              135,888          139,681
          Taxes other than income taxes                                     19,681           13,341
          Income taxes payable                                               3,249              275
          Current portion of capital lease obligations                       4,458            5,437
------------------------------------------------------                 -----------      -----------
               Total current liabilities                                   346,916          305,196
Long-term debt                                                             713,591          591,841
Obligations under capital leases                                           114,554          111,189
Other noncurrent liabilities                                                47,437           35,967
----------------------------                                           -----------      -----------
    Total liabilities                                                    1,222,498        1,044,193
---------------------                                                  -----------      -----------

Shareholders' Equity
Preferred stock, par value $.01 per share, 10,000 shares
     authorized, no shares issued and outstanding                               --               --
Common stock, par value $.01 per share, 150,000 shares
     authorized, 63,689 and 63,274 shares issued as of January 31,
     1998, and February 1, 1997; 63,665 and 63,250 shares
     outstanding as of January 31, 1998 and February 1, 1997                   637              633
Additional paid-in capital                                               1,350,955        1,343,536
Accumulated deficit                                                       (471,169)        (814,973)
Treasury stock, at cost                                                       (526)            (526)
-----------------------                                                -----------      -----------
    Total shareholders' equity                                             879,897          528,670
------------------------------                                         -----------      -----------
    Total liabilities and shareholders' equity                         $ 2,102,395      $ 1,572,863
==============================================                         ===========      ===========

The accompanying Notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Fiscal           Fiscal           Fiscal
(Dollars and shares in thousands, except per share amounts)         1997             1996             1995
-------------------------------------------------------------------------------------------------------------
Net sales                                                       $ 2,192,747      $ 1,944,862      $ 1,686,787
Cost of sales, including buying and occupancy costs               1,533,465        1,347,653        1,168,490
                                                                -----------      -----------      -----------
     Gross margin                                                   659,282          597,209          518,297
Selling, general and administrative expenses                        506,129          486,829          438,624
Management fees                                                          --            1,000            7,000
Special charges                                                          --               --           36,415
                                                                -----------      -----------      -----------
     Operating income                                               153,153          109,380           36,258
Interest expense, net                                                58,608           72,215           94,362
                                                                -----------      -----------      -----------
Income (loss) before income taxes                                    94,545           37,165          (58,104)
Income taxes                                                        (38,763)            (275)              --
Recognition of NOL carryforward                                     290,000               --               --
                                                                -----------      -----------      -----------
Total income taxes benefit (provision)                              251,237             (275)              --
                                                                -----------      -----------      -----------
Income (loss) before extraordinary charge                           345,782           36,890          (58,104)
Extraordinary charge-loss on early extinguishment
     of debt, net of taxes                                            1,978           12,746            5,991
                                                                -----------      -----------      -----------
Net income (loss)                                               $   343,804      $    24,144      $   (64,095)
                                                                ===========      ===========      ===========

Net income (loss) per share before extraordinary
  charge
          Basic                                                 $      5.45      $       .64      $     (1.29)
          Diluted                                                      5.02              .63            (1.29)

Net income (loss) per share
          Basic                                                 $      5.42      $       .42      $     (1.43)
          Diluted                                                      4.99              .41            (1.43)

Weighted-average shares outstanding
          Basic                                                      63,483           57,722           44,955
          Diluted                                                    70,730           58,840           44,955

The accompanying Notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                          Capital Stock             Additional                         Treasury          Total
                                    Shares             Par           Paid In         Accumulated         Stock      Shareholders'
(Dollars and shares in thousands) Outstanding         Value           Capital          Deficit          at Cost          Equity
---------------------------------------------------------------------------------------------------------------------------------
Balance at January 28, 1995            44,957      $       450     $   923,368      $  (775,022)     $    (1,602)     $   147,194

Purchase of treasury stock                 (1)              --              --               --              (26)             (26)

Reissuance of treasury stock                2               --              --               --               46               46

Conversion of stock                        --               --          (1,000)              --            1,000               --

Earned compensation                        --               --              56               --               --               56

1995 net (loss)                            --               --              --          (64,095)              --          (64,095)
                                  -----------      -----------     -----------      -----------      -----------      -----------
Balance at February 3, 1996            44,958              450         922,424         (839,117)            (582)          83,175
                                  -----------      -----------     -----------      -----------      -----------      -----------

Issuance of common stock, net
     of offering expenses              18,063              181         416,789               --               --          416,970

Exercise of options                       224                2           4,323               --               --            4,325

Purchase of treasury stock                 (5)              --              --               --             (148)            (148)

Reissuance of treasury stock               10               --              --               --              204              204

1996 net income                            --               --              --           24,144               --           24,144
                                  -----------      -----------     -----------      -----------      -----------      -----------
Balance at February 1, 1997            63,250              633       1,343,536         (814,973)            (526)         528,670
                                  -----------      -----------     -----------      -----------      -----------      -----------


Exercise of options                       415                4           7,419               --               --            7,423

1997 net income                            --               --              --          343,804               --          343,804
                                  -----------      -----------     -----------      -----------      -----------      -----------
Balance at January 31, 1998            63,665      $       637     $ 1,350,955      $  (471,169)     $      (526)     $   879,897
                                  ===============================================================================================

The accompanying Notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Fiscal         Fiscal         Fiscal
      (Dollars in thousands)                                      1997           1996           1995
      -------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net income (loss)                                         $ 343,804      $  24,144      $ (64,095)
      Adjustments to reconcile net income (loss)
            to cash provided by operating activities:
      Extraordinary charge                                          1,978         12,746          5,991
      Special charges                                                  --             --         36,415
      Depreciation and amortization                                70,818         66,975         66,766
      Amortization of deferred financing costs                      3,780          7,197         10,009
      Recognition of NOL carryforwards                           (290,000)            --             --
      Deferred income taxes                                        32,950             --             --
      Other items, net                                            (13,240)          (477)        (1,583)
                                                                ---------      ---------      ---------
      Net cash provided by operating activities before
           changes in operating assets and liabilities            150,090        110,585         53,503
                                                                ---------      ---------      ---------
Change in operating assets and liabilities:
      Accounts receivable                                         (28,647)        (6,692)        (8,903)
      Inventories                                                (106,861)       (98,854)       (70,974)
      Accounts payable                                             43,978         30,604         27,269
      Accrued liabilities                                         (10,466)        (3,807)        18,627
      Taxes other than income taxes                                 6,340         (8,115)       (10,105)
      Income taxes                                                  2,974            275             --
      Other assets and liabilities                                (33,967)       (19,512)       (16,248)
                                                                ---------      ---------      ---------
           Net cash provided by (used in) operating
             activities                                            23,441          4,484         (6,831)
                                                                ---------      ---------      ---------

Cash flows from investing activities:
      Capital expenditures                                       (179,063)      (133,896)       (82,579)
      Proceeds from sale and sale-leaseback of assets               4,630         30,269         12,806
      Proceeds from sale of subordinated certificates                  --             --         13,427
                                                                ---------      ---------      ---------
Net cash used in investing activities                            (174,433)      (103,627)       (56,346)
                                                                ---------      ---------      ---------

Cash flows from financing activities:
      Proceeds from initial public offering                            --        417,769             --
      Proceeds from 5 1/2%  Convertible Notes                          --        276,000             --
      Borrowings/(payment) under revolving credit
        facility, net                                             136,750       (198,101)       (13,566)
      Proceeds from term loans                                         --             --        125,000
      Prepayment/payment of term loans                                 --       (283,602)       (19,826)
      Payment of 9% Subordinated Notes                                 --        (50,000)            --
      (Payment) proceeds of REMIC Certificates                    (30,000)        (4,159)       335,000
      Payment of Euronotes                                             --             --       (335,000)
      Financing costs                                                  --        (11,919)       (27,064)
      Payment of capital lease obligations                         (4,668)        (4,100)        (3,739)
      Other                                                         7,423          3,583           (629)
                                                                ---------      ---------      ---------
Net cash provided by financing activities                         109,505        145,471         60,176
                                                                ---------      ---------      ---------
Net (decrease) increase in cash and cash equivalents              (41,487)        46,328         (3,001)
Cash and cash equivalents, beginning of period                     52,955          6,627          9,628
                                                                ---------      ---------      ---------
Cash and cash equivalents, end of period                        $  11,468      $  52,955      $   6,627
                                                                =========      =========      =========
Supplemental cash flow information:
      Interest paid                                             $  47,488      $  53,733      $  69,504
                                                                =========      =========      =========
      Taxes paid                                                    2,770             61             --
                                                                =========      =========      =========
Supplemental disclosure of non-cash investing and financing
  activities
      Capital leases                                            $   7,030      $  11,485      $  13,626
                                                                =========      =========      =========

The accompanying Notes are an integral part of the consolidated financial statements.

1. Basis of Presentation

Saks Holdings, Inc. ("Saks Holdings"), through its wholly owned subsidiary, Saks & Company, which does business as Saks Fifth Avenue, Off 5th and Folio ("Saks", and together with Saks Holdings, the "Company") is a premier fashion retailer, offering the finest quality and latest style in women's and men's apparel. The consolidated financial statements include the accounts of Saks Holdings and its direct and indirect subsidiaries. Saks Holdings' primary asset is its investment in Saks. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The recognition of net operating loss carryforwards also reflects management's estimates of future taxable income. Actual results could differ from those estimates. Certain amounts in the fiscal 1996 and fiscal 1995 financial statements have been reclassified to conform with the fiscal 1997 presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company's fiscal year ends on the Saturday closest to January 31. Fiscal 1997 and fiscal 1996 contain 52 weeks and ended on January 31, 1998 and February 1, 1997, respectively. Fiscal 1995 contains 53 weeks and ended on February 3, 1996.

Net Sales

Net sales include sales of merchandise and services and sales of leased departments, net of returns and exclusive of sales tax. Sales of leased departments were $91,711, $81,778 and $70,940 in fiscal 1997, fiscal 1996 and fiscal 1995, respectively. Comparable sales changes represent the percentage increase (decrease) in net sales of stores (excluding major store expansions) open in both reporting periods and Folio net sales.

SaksFirst Program

The Company maintains a customer loyalty program that rewards customers who spend more than two thousand dollars annually on their Saks credit card. The rewards range from 2% to 6% of the customers' spending and are in the form of gift checks redeemable at Saks. The cost associated with future redemptions is recorded as a charge to cost of goods sold in the period in which the rewards are earned.

Cash And Cash Equivalents

Cash and cash equivalents consist of deposits with banks and financial institutions that are unrestricted as to withdrawal or use, and have maturities, when purchased, of three months or less. Cash equivalents are stated at cost which approximates market.

Accounts Receivable

The Company provides credit to its customers and performs ongoing credit evaluations of its customers. Concentration of credit risk is limited because of the large number of customers and their dispersion throughout the United States and other countries.

      The Company has an ongoing securitization program whereby it sells most of its propriety credit card receivables. Accounts repurchased as a result of the recourse provision are included in accounts receivable until they are collected or written off.

      On January 1, 1997 (fiscal 1996), the Company adopted Statement of Financial Accounting Standard No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The principal provisions of SFAS 125, as it relates to the Company, require that the carrying amount of financial assets retained, comprised of servicing rights and certain net cash flows (projected finance charge income net of securitization costs), be recorded at their fair values. Consequently, the Company records a gain upon the sale of the assets by the trust. Prior to the adoption of SFAS 125, the Company recorded finance charge income and servicing revenues, net of securitization costs, over the servicing period of the receivable.

      The Company continues to maintain an allowance for potential credit losses on receivables repurchased from the trust. Prior to the adoption of SFAS 125 in fiscal 1996, this allowance included an estimate of the allowance applicable to the Company's recourse obligations. Under SFAS 125, this amount is estimated at the time of sale and included in the determination of the fair value of receivables sold.

                                            Fiscal        Fiscal        Fiscal
                                             1997          1996          1995
--------------------------------------------------------------------------------
Allowance for uncollectible
      accounts--beginning of period        $ 13,083      $ 11,160      $  9,313
Adjustment arising from the adoption
      of SFAS 125                            (8,722)           --            --
Bad debt provision                           31,324        20,961        20,628
Write-offs, net of recoveries               (30,177)      (19,038)      (18,781)
--------------------------------------------------------------------------------
Allowance for uncollectible
      accounts--end of period              $  5,508      $ 13,083      $ 11,160
================================================================================

      The Company continues to service the receivables for the trust. The retained interest in the trust, which is not material, is included as a component of accounts receivable due to the similarity of the underlying collateral with the Company's retained receivables. The fee paid by the trust to the Company approximates the fees paid by the Company to third parties to provide certain credit card processing and related services. Due to the short-term life of the underlying receivables, the servicing asset is not material.

MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost or market, as determined by the retail method. Consignment merchandise on hand and related accounts payable of $103,759 and $72,684 at January 31, 1998, and February 1, 1997, respectively, are not reflected in the consolidated balance sheets.

ADVERTISING

Direct response advertising relates primarily to the production and distribution of the Company's catalogs and is amortized over the estimated life of the catalog. All other advertising costs are expensed in the period incurred. Advertising expenses were $51,397, $52,900 and $42,956 in fiscal 1997, fiscal 1996 and fiscal 1995, respectively. Direct response advertising amounts included in other current assets in the consolidated balance sheets at January 31, 1998, and February 1, 1997, were $5,145 and $3,837, respectively.

STORE PRE-OPENING COSTS

Costs associated with the opening of a new store are deferred and amortized over the 12-month period following the store opening. Pre-opening costs included in other current assets in the consolidated balance sheets at January 31, 1998, and February 1, 1997, were $8,932 and $7,339, respectively. Amortization of pre-opening costs was $11,268, $4,828, and $882 in fiscal 1997, fiscal 1996 and fiscal 1995, respectively.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. Property and equipment is depreciated using the straight-line method over estimated useful lives. Buildings and improvements are depreciated over primarily 10 to 40 years while fixtures and equipment are depreciated over primarily 5 to 10 years.

      Leasehold improvements included in buildings and building improvements are amortized over the shorter of their estimated useful lives or their related lease terms. Beneficial leasehold interests are amortized on a straight-line basis over 15 years.

      The Company capitalizes both internally developed and purchased computer software. The cost of such computer software is amortized using the straight-line method over 5 to 15 years.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

In 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and determined that no impairment loss need be recognized. On an annual basis, the Company compares the carrying value of its long-lived assets to future cash flows to determine any impairment and to evaluate the reasonableness of depreciable lives.

DEFERRED FINANCING COSTS

Financing costs are amortized over the life of the related debt. Such costs are included in other noncurrent assets in the consolidated balance sheets, and amortization is included in interest expense in the consolidated statements of operations.

DERIVATIVES POLICY

The Company uses financial derivatives only to reduce risk in conjunction with specific business transactions.

      The Company purchases interest rate cap agreements to limit its exposure to adverse movements in interest rates related to floating rate costs associated with its real estate financing and accounts receivable securitization. In addition, the Company entered into interest rate swap agreements to fix a portion of the floating rate cost exposure related to the accounts receivable securitization. The financial institutions associated with these agreements are considered to be major, well-known institutions. The premiums paid were capitalized and are being amortized over the term of the related agreements.

GOODWILL

Goodwill is allocated to individual stores on the basis of their projected cash flows at their acquisition date. Goodwill is amortized over 40 years using the straight-line method. In fiscal 1997, the Company recorded a net reduction of goodwill of $34,525. This was due to the recognition of the tax benefit generated from differences for financial statement purposes and income tax regulations in the recording of various assets and liabilities at acquisition. Accumulated amortization at January 31, 1998 and February 1, 1997 totaled $20,109 and $18,080, respectively.

INCOME TAXES

The Company uses the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

EARNINGS PER SHARE ("EPS")

Basic EPS is computed in accordance with Statement of Financial Accounting Standard No.128 ("SFAS 128") and uses net income divided by actual average shares outstanding to calculate EPS. Diluted EPS is also calculated in accordance with SFAS 128. In calculating diluted EPS, net income is adjusted to exclude the after tax interest on 5 1/2 % convertible notes when not antidilutive. Average shares outstanding are adjusted to include the dilutive effect of the assumed exercise of employee stock options, as well as conversion of the $276,000 in 5 1/2 % convertible notes outstanding.

The weighted average shares used to calculate earnings per share are as follows:

                                                  Fiscal      Fiscal      Fiscal
                                                   1997        1996        1995
                                                  ------------------------------
Average shares outstanding basic                  63,483      57,722      44,955
     Effect of dilutive stock options                606       1,118          --
     Effect of  5 1/2% convertible notes           6,641          --          --
                                                  ------      ------      ------
Average shares diluted                            70,730      58,840      44,955
                                                  ======      ======      ======

STOCK OPTIONS GRANTED TO EMPLOYEES

The Company records compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price on the measurement date. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123("SFAS 123"), "Accounting for Stock-Based Compensation," which encourages companies to recognize expense for stock-based awards based on their estimated value on the date of grant. SFAS 123, which was first effective for fiscal year 1996, does not require companies to change their existing accounting for stock-based awards. The Company continues to account for stock-based compensation plans using the intrinsic value method, and has supplementally disclosed pro forma information required by SFAS 123.

OTHER RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement No. 131("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way in which public companies report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes the standards for related disclosure about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact, if any, of implementing SFAS 131.

      In February 1998, the Financial Accounting Standards Board issued Statement No. 132("SFAS 132"), "Employer Disclosure about Pensions and Other Post Retirement Benefits." This statement significantly changes current financial statement disclosure requirements. The most significant effects of SFAS 132 are that it: 1) Standardizes the disclosure requirements for pensions and other post retirement benefits and presents them in one footnote, 2) requires that additional information be disclosed regarding changes in benefit obligation and fair value of plan assets, 3) eliminates certain disclosures that are no longer useful, including general descriptions of plans, and 4) permits the aggregation of information about certain plans. SFAS 132 does not change the existing measurement or recognition provisions under the existing applicable statement. SFAS 132 is effective for fiscal 1998.

3. SPECIAL CHARGES

In fiscal 1995, the Company recorded special charges totaling $36,415. The charges recorded consist of exit costs of its Yonkers distribution center, the integration costs of former I. Magnin locations and write-down of capitalized EDP software and amounted to $19,015, $8,900 and $8,500, respectively.

      Exit costs include the write-down of the Yonkers distribution center to its net realizable value. The write-down was necessary as a result of the Company's decision to exit this facility in early 1997 and relocate distribution activities to a facility in Hickory Ridge, MD. This write-down and the costs associated with exiting this facility totaled $19,015. The costs of exiting the Yonkers facility included the severance costs related to vacating the facility and certain occupancy costs during the period prior to the sale of the facility. The closing of this facility involved the termination of approximately 500 associates. Additionally, Saks has received incentive payments from various government agencies which have approximated the cost of relocating the distribution activities to the Hickory Ridge distribution facility.

      The Company has entered into an agreement to sell its former distribution facility located in Yonkers, NY. The sale is subject to the successful rezoning of the property. Management currently expects that this transaction will be completed in the second half of fiscal 1998. Since this property is part of the Company's real estate financing, a debt prepayment of $9,074 will be required. The net proceeds after debt repayment and other costs is expected to be $8,000 to $12,000. The reserves for the exit of this facility at January 31, 1998 and February 1, 1997 were $2,141 and $16,208, respectively. Amounts paid and charged against the reserves and other adjustments to the liability during fiscal 1997 and fiscal 1996 totaled $14,067 and $1,042, respectively.

      Integration costs consist of costs to integrate the former I. Magnin store locations into the Company's west coast locations. These costs include customer acquisition costs, training and travel costs and remerchandising and other costs.

      The Company began implementation of a new core retail information processing system in fiscal 1995. As a result, certain of its capitalized software became obsolete and was written off.

4. ACCOUNTS RECEIVABLE SECURITIZATION

The Company has entered into agreements to securitize most of its proprietary credit card receivables. The securitization of receivables involves the transfer of receivables with limited recourse through a subsidiary trust in exchange for cash and subordinated certificates representing undivided interests in the pool of receivables, and the subsequent sale by the trust of certificates of beneficial interests, also representing undivided interests in the pool of receivables, to investors.

      The Company is obligated to repurchase receivables related to customer credits such as merchandise returns and other receivable defects. The Company has no obligation to reimburse the trust or investors for credit losses; however, the subordinated certificates, deposits with the trust and the discount on the sale of receivables are available to cover such losses.

      Credit card related income is included in selling, general and administrative expenses in the consolidated statement of operations and totaled $32,705, $18,032 and $15,233 in fiscal 1997, fiscal 1996 and fiscal 1995, respectively. The increase in fiscal 1997 income from credit card operations attributable to the adoption of SFAS 125 was approximately $6,300.

      In April 1996, the trust sold two series of certificates of beneficial interests with subordinated structures. This issuance was in conjunction with the previously existing trust entering its wind-down period, which was completed in fiscal 1996. The first series is a term series with a capacity of $413,000. The second series is a variable series with a maximum capacity of $118,000. Each series of beneficial interests retained by investors bears interest at fixed spreads over the one-month LIBOR and matures in April 1999. During fiscal 1997, fiscal 1996 and fiscal 1995, proceeds from the sales of Receivables aggregated $1,030,782, $912,854 and $805,158, respectively. The Company's retained interests in the trust and outstanding securitized receivables sold to third parties were $30,928 and $447,281 at January 31, 1998, and $23,582 and $428,408
at February 1, 1997, respectively.

5. LONG-TERM DEBT

Long-term debt consists of the following:

                                                      January 31,   February 1,
                                                         1998           1997
                                                         ----           ----

Credit Facility                                        $136,750       $     --
Real Estate Financing--REMIC Certificates               300,841        315,841
5 1/2% convertible notes                                276,000        276,000
                                                       --------       --------
                                                       $713,591       $591,841
                                                       ========       ========

CREDIT FACILITY

In October 1996, the Company amended and restated the Credit Facility. The revolving credit commitments were increased to $350,000 and the maturity of the revolving credit commitments was extended to October 30, 2001. Borrowings under the Credit Facility bear interest at variable rates as defined in the agreement. The borrowing availability is reduced by any standby or commercial letters of credit. As of January 31, 1998 and February 1, 1997, the Company had approximately $4,030 and $5,834, respectively, of outstanding letters of credit.

      In May 1996, the Company completed an initial public offering with net proceeds of $417,769. The net proceeds from the offering were primarily used to prepay term loan borrowings under the Credit Facility and repay outstanding balances on the revolving credit portion of the Credit Facility. The Company recorded an extraordinary charge of $3,340 associated with the accelerated write-off of deferred financing costs related to these prepayments.

      As of January 31, 1998, the total available credit under the credit agreement was $209,220. At January 31, 1998, the weighted-average interest rate on borrowings under the Credit Facility was approximately 6.75%.

      The Credit Facility contains restrictive covenants, which include limitations on capital expenditures and payment of dividends, specified maximum levels of consolidated indebtedness to total capitalization, as well as maintenance of specified ratios, including an interest coverage ratio, as defined.

      Amounts outstanding under the Credit Facility are collateralized by the assets of Saks and its subsidiaries, except for the real estate properties included in the real estate financing described below, the accounts receivable, inventories and the capital stock of Saks' real estate subsidiaries and subsidiaries established to effect the accounts receivable sale.

REAL ESTATE FINANCING

In May 1995, the Company, through a subsidiary trust, completed a real estate financing, aggregating $335,000 through the issuance of mortgage loans collateralized by intercompany leases. Mortgage certificates in the principal amount of $175,000 bear interest at variable rates based on three-month LIBOR, payable quarterly. The remaining $160,000 in certificates, which are subordinated to the other certificates, bear interest at annual fixed rates ranging from 8.98% to 12.36%, payable semiannually. All of the mortgage certificates are scheduled to mature in May 2002. The debt related to individual properties is prepayable at premiums ranging from stated value to 150% of stated value. The various properties and leases collateralizing the mortgage certificates are cross guaranteed. Saks guarantees the obligations under all intercompany leases. In conjunction with the May 1995 transaction, the Company recorded an extraordinary charge related to the early extinguishment of debt of $5,991.

      In January 1996, the Company sold one of its stores and prepaid the mortgage loan associated with this property, aggregating $4,159. The proceeds were used to prepay the related mortgage certificate in February 1996. In January 1997, the Company reacquired $15,000 of its outstanding certificates with an annual fixed interest rate of 12.36%, effectively prepaying the mortgage certificates. The Company recorded an extraordinary charge of $2,951 associated with the repurchase premium and accelerated write-off of deferred financing costs related to this repurchase. In February 1997, the Company reacquired an additional $15,000 of its outstanding certificates with an annual fixed interest rate of 12.36%. The Company recorded an extraordinary charge of $3,352 associated with the repurchase premium and accelerated write-off of deferred financing costs related to this purchase.

      The sale of the Yonkers distribution center will require the prepayment of mortgage certificates totaling $9,074.

CONVERTIBLE NOTES

In September 1996, Saks Holdings issued $276,000 aggregate principal amount of 5 1/2% convertible notes (the "Notes") for net cash proceeds after offering expenses and financing costs of $267,500.

      The Notes are due on September 15, 2006, and are convertible at any time prior to maturity into shares of the Company's common stock at a conversion rate of 24.0601 shares of common stock for each one thousand dollar principal amount of Notes, which is equivalent to a conversion price of approximately $41.563 per share. If all of the Notes are converted, a total of 6,641 shares of common stock will be issued. The Notes are redeemable at the Company's option at any time on or after September 15, 1999, at redemption rates ranging from 100.55% to 103.85%. The Notes are unsecured obligations subordinated in right of payment to all existing and future senior indebtedness of the Company and are effectively subordinated in right of payment to all indebtedness and other liabilities of its subsidiaries. The Notes contain no sinking fund requirements.

      The net proceeds from the issuance of the Notes were primarily used to prepay term loan borrowings under the Credit Facility and repay outstanding balances on the revolving credit portion of the Credit Facility. During fiscal 1996, the Company prepaid its $50,000 of 9% subordinated notes. During fiscal 1996, the Company recorded extraordinary charges of $6,455 associated with the accelerated write-off of deferred financing costs related to the prepayments under the Credit Facility and 9% subordinated notes.

      As of January 31, 1998, approximately $8,203 in letters of credit were outstanding under a $10,000 letter-of-credit facility.

      The Company's expected aggregate principal payments as of January 31, 1998, for all indebtedness, excluding capital leases, are as follows: $136,750 in fiscal 2001, $300,841 in fiscal 2002 and $276,000 thereafter.

6. SHAREHOLDERS' EQUITY

CAPITALIZATION

In May 1996, the Company completed an initial public offering of Common Stock. The Company sold approximately 18,062 shares of Common Stock at an initial public offering price of $25 per share. The net proceeds from the offering were $417,769. Effective with the initial public offering, all issued and outstanding shares of Class A, Class B, Class C and Class D Stock automatically converted into shares of Common Stock on a one-for-one basis. As of January 31,1998, the Company has issued 63,689 shares of Common Stock, of which 63,665 are outstanding and 24 are in treasury. As of February 1, 1997, the Company had issued 63,274 shares of common stock, of which 63,250 were outstanding and 24 were in treasury.

PREFERRED STOCK

The Board of Directors is authorized, subject to certain limitations prescribed by law, to issue up to 10,000 shares of preferred stock in one or more classes or series and to fix the designations, powers, preferences, rights, qualifications, limitations or restrictions of any such class or series.

SHARES RESERVED FOR FUTURE ISSUANCE

The Company has 5,596 shares reserved for issuance upon the exercise of options under the stock incentive plans and 6,641 shares reserved for issuance upon the conversion of the 5 1/2 % convertible notes.

7. STOCK INCENTIVE PLANS

In October 1990, Saks Holdings adopted a Senior Management Stock Incentive Plan (the "Old Incentive Plan"), and in February 1996, Saks Holdings adopted a 1996 Management Stock Incentive Plan (the "New Incentive Plan" and together with the Old Incentive Plan, the "Incentive Plans") for members of senior management and certain other officers and employees of the Company. As of January 31,1998, there were options to purchase 8 shares of common stock outstanding under the Old Incentive Plan, all of which vested upon the closing of the initial public offering, and options to purchase 3,076 shares of common stock outstanding under the New Incentive Plan. No additional options will be granted under the Old Incentive Plan. The maximum number of shares of common stock issuable pursuant to the Incentive Plans is 5,596, subject to adjustment to reflect stock splits, stock dividends and similar stock transactions.

      In accordance with an exchange approved on January 19, 1996 by the Board of Directors of the Company, on February 28, 1996, Options to acquire 1,414 shares of common stock issued under the Old Incentive Plan were surrendered to the Company in exchange for the issuance of options to purchase an identical number of shares with an exercise price of $16 per share to reflect the fair market value of the underlying shares at that time. The individual stock option agreements pursuant to which Options were exchanged or granted in fiscal 1996 provide that options vest, to the extent of one-third of the shares underlying the options granted, as of the closing of an initial public offering, one-third on the first anniversary thereof and one-third on the second anniversary thereof. Options granted in fiscal 1997 vest over a five-year period. All options granted expire upon the tenth anniversary.

      The Company has elected to follow APB 25 in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equaled or exceeded the market price of the underlying stock on the date of grant, no compensation expense was recognized.

      Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 1997, fiscal 1996 and fiscal 1995, respectively: risk-free interest rates of 6.50%, 5.60% and 5.51%; dividend yields of 0% in all fiscal years; volatility of the Company's common stock of 44%, 33% and 0.1%; and an expected life of the options ranging from two to five years for 1997 and 1996 grants and five years for 1995 grants. All options granted prior to the Company's initial public offering were valued using the Minimum Value option pricing model with the same weighted-average assumptions discussed above, with the exception of volatility, for which minimal value was utilized.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation expense for the options been determined consistent with the provisions of SFAS 123, the Company's net income (loss) for fiscal 1997, fiscal 1996 and fiscal 1995 would have been $339,953, $18,542 and $(64,112), respectively. The Company's pro forma earnings (loss) per share for fiscal 1997, fiscal 1996 and fiscal 1995 would have been $4.97, $.32 and $(1.43), respectively.

A summary of the Company's stock option activity, and related information, is as follows:

                                                                   Fiscal 1997                Fiscal 1996                Fiscal 1995
                                                                    Weighted-                  Weighted-                  Weighted-
                                                                     Average                   Average                     Average
                                                                    Exercise                   Exercise                    Exercise
                                                     Options          Price     Options         Price      Options          Price
----------------------------------------------------------------------------------------------------------------------------------
Outstanding--beginning of year                        2,909        $   19.80     1,455        $   20.00     1,307        $   20.00
Granted at market                                       200            20.62     1,718            22.88       253            20.00
Granted above market                                    887            28.44        --            --           --            --
Exercised                                              (415)           17.30      (224)           19.29        --            --
Forfeited                                              (497)           23.64       (40)           20.71      (105)           20.00
----------------------------------------------------------------------------------------------------------------------------------
Outstanding--end of year                              3,084            22.03     2,909            19.80     1,455            20.00
==================================================================================================================================
Exercisable at end of year                            1,386        $   19.73       964        $   19.55       871        $   20.00
Weighted-average fair value of
      Options granted during the year at market                    $    9.92                  $    4.49                  $    4.82
      Options granted during the year above market                      7.81                         --                         --
----------------------------------------------------------------------------------------------------------------------------------

Exercise prices and weighted-average contractual lives for options outstanding as of January 31, 1998, were as follows:

                                    Options Outstanding                     Options Exercisable
                                    -------------------                     -------------------
                                      Weighted-          Weighted-                        Weighted-
  Range of                             Average             Average                         Average
  Exercise          Number            Remaining           Exercise       Number            Exercise
   Prices         Outstanding      Contractual Life         Price      Exercisable           Price
=====================================================================================================
     $16.00         1,236                8.1               $16.00          824           $      16.00
19.00-24.75           193                9.2                20.61            8                  20.00
      25.00         1,270                8.7                25.00          538                  25.00
28.00-35.75           273                9.2                29.11           16                  34.26
      40.00           112                9.3                40.00           --                  40.00
-----------------------------------------------------------------------------------------------------
                    3,084                                                1,386
=====================================================================================================

8. POSTEMPLOYMENT BENEFITS

The Company has a noncontributory defined benefit pension plan covering substantially all full-time employees. Benefits are based upon years of service and compensation prior to retirement. The Company contributed $4,454 and $18,440 in fiscal 1997 and fiscal 1996, respectively, and did not make any contributions in fiscal 1995. The Company's policy is to fund the plan to satisfy the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). Pension plan assets consist primarily of common stock funds, U.S. Government and agencies obligations, corporate debt securities, money market funds and real estate interests.


Net periodic pension expense consisted of the following components:

                                      Fiscal           Fiscal            Fiscal
                                       1997             1996              1995
                                     ------------------------------------------
Service cost                         $5,151            $4,729            $3,527
Interest cost                         7,046             6,629             5,778
Return on plan assets                (6,863)           (5,587)           (9,095)
Net amortization                          2                 2             4,906
-------------------------------------------------------------------------------
Net pension expense                  $5,336            $5,773            $5,116
===============================================================================

The following table sets forth the pension plan's funded status and the present value of benefit obligations:

                                                   January 31,       February 1,
                                                      1998              1997
                                                  ------------------------------
Accumulated benefit obligation:
            Vested                                 $ (93,748)        $ (79,876)
            Nonvested                                 (6,500)           (4,636)
-------------------------------------------------------------------------------
                                                    (100,248)          (84,512)
Effect of projected salary increases                  (6,973)           (4,867)
-------------------------------------------------------------------------------
Projected benefit obligation                        (107,221)          (89,379)
Plan assets at fair value                             84,077            73,800
-------------------------------------------------------------------------------
Excess of projected benefit obligation
      over plan assets                               (23,144)          (15,579)
Unrecognized net loss (gain)                           5,657            (1,027)
Unrecognized prior service cost                           22                24
-------------------------------------------------------------------------------
Accrued pension cost                               $ (17,465)        $ (16,582)
===============================================================================

The Company also maintains an unfunded supplemental retirement plan which provides for benefits in addition to those provided by the pension plan. Expenses related to the supplemental plan were $934, $784 and $502 in fiscal 1997, fiscal 1996 and fiscal 1995, respectively. Payments from the supplemental plan were $233, $233 and $279 during fiscal 1997, fiscal 1996 and fiscal 1995, respectively. The accrued liability for this plan at January 31, 1998 and February 1, 1997, was $8,513 and $7,811, respectively, and is included in other noncurrent liabilities in the accompanying consolidated balance sheets.

      The actuarial present value of the projected benefit obligations for both the pension plan and supplemental plan was determined using a weighted-average discount rate of 7.25% at January 31, 1998 and 8% at February 1, 1997. The projected benefit obligation was determined using an assumed rate of increase in future compensation of 3.0% at January 31, 1998 and February 1, 1997. The assumed long-term rate of return on plan assets was 9.5% for both fiscal 1997 and fiscal 1996. A 1% change in the assumed discount rate would change the accumulated benefit obligation for the pension plan and the supplemental plan by approximately $12,313 at January 31, 1998.

      The Company also maintains a 401(k) Plan which covers substantially all of its employees. The plan is a defined contribution plan and is subject to the provisions of ERISA. The assets of the plan can be invested in a fixed income fund, nine other mutual funds, or a Saks stock fund. Eligible employees may contribute up to 16% of their compensation, as defined. The Company contributes a percentage of employees' elective contributions in the form of a matching contribution. The match rate in each fiscal year was 25%. The Company's expense related to contributions to this plan totaled $2,462, $2,327 and $2,098 for fiscal 1997, fiscal 1996 and fiscal 1995, respectively.


9.  INCOME TAXES

At January 31, 1998, the Company has net operating loss carryforwards of approximately $716,433 for income tax purposes which are available to offset taxes otherwise payable on its future taxable income. A deferred tax asset of $323,793 is reflected in the consolidated balance sheet at January 31, 1998. The continued improvement in operating income in fiscal 1997, as well as the Company's estimate of future profitability, enabled asset recognition in the fourth quarter of fiscal 1997. If future taxable income is significantly different than current estimates, the deferred tax asset value may become impaired. The carryforwards begin to expire, unless utilized, in fiscal year 2005 through 2011.

      The Company recorded certain assets and liabilities at the date of their acquisition for financial reporting purposes, which are not similarly recognized under income tax regulations, aggregating a tax benefit of $34,525. In fiscal 1997, the realization of this tax benefit has been accounted for as a reduction of goodwill.

      The Company uses the liability method to account for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are summarized below.

                                                      January 31,    February 1,
                                                          1998           1997
--------------------------------------------------------------------------------
Deferred tax assets
      Operating loss carryforward                      $ 285,141      $ 303,101
      AMT credit                                             718             --
      Accrued expenses and reserves                        6,287         16,555
      Employee benefits                                    8,983          7,122
      Depreciation, amortization
               and basis differences                      10,935         14,748
      Allowance for doubtful accounts                      1,086          5,207
      Deferred lease payments                              3,739          3,732
      Other                                                6,904          4,360
      --------------------------------------------------------------------------
               Total deferred tax assets                 323,793        354,825
      --------------------------------------------------------------------------

Deferred tax liabilities
      Deferred financing costs                            (4,918)        (5,590)
      Pre-opening costs                                   (4,168)        (2,921)
      --------------------------------------------------------------------------
            Total deferred tax liabilities                (9,086)        (8,511)
      --------------------------------------------------------------------------
      Net deferred tax asset                             314,707        346,314
      Less valuation allowance                                --       (346,314)
      --------------------------------------------------------------------------
            Net deferred taxes                         $ 314,707      $      --
      ==========================================================================


The Company's provision for income taxes resulted in effective tax rates that varied from the statutory federal income tax rate as follows:

                                          Fiscal       Fiscal        Fiscal
                                           1997         1996          1995
---------------------------------------------------------------------------
Statutory federal income tax rate          35.0%        35.0%         35.0%
State and local income taxes,
net of federal tax benefit                  5.5          4.8           4.8
Other                                       0.5           --            --
---------------------------------------------------------------------------
                                           41.0         39.8          39.8
Generation of net operating
    loss carryforwards                       --        (39.1)        (39.8)
---------------------------------------------------------------------------
Net effective income tax rate              41.0%         0.7%           --%
===========================================================================

The Company's income tax (benefit) provision consists of the following:

                                           Fiscal          Fiscal        Fiscal
                                            1997            1996          1995
                                         -------------------------------------
Current:
      Federal                            $   1,250        $     275        $--
      State                                  4,559               --         --
                                         ---------        ---------       ----
                                         $   5,809        $     275        $--
                                         ---------        ---------       ----

Deferred:
      Federal                             (235,629)              --         --
      State                                (22,791)              --         --
                                         ---------        ---------       ----
                                          (258,420)              --         --
                                         ---------        ---------       ----
Income tax (benefit) provision           $(252,611)       $     275        $--
                                         =========        =========       ====


The income tax provision in fiscal 1997 includes $1,374 of benefit relating to the extraordinary charge for early extinguishment of debt.

10. LEASES

The Company leases certain land and buildings under various noncancelable capital and operating leases. The Company's capital leases have remaining terms of up to 66 years. Operating leases consist of land leases and land and building leases with remaining terms ranging primarily from 4 to 29 years. Substantially all of these leases are subject to renewal options.

      Substantially all leases provide for contingent rentals based upon sales and require the Company to pay taxes, insurance and occupancy costs. Certain rentals are based solely on a percentage of sales.

      The Company also leases certain equipment under operating leases expiring during the next five fiscal years.

The Company's rent expense consisted of the following:

                                               Fiscal        Fiscal       Fiscal
                                                1997          1996         1995
--------------------------------------------------------------------------------
Land and building rent:
      Fixed minimum                            $26,231      $15,957      $11,401
      Contingent rentals                         9,500        7,580        5,454
      --------------------------------------------------------------------------
      Total land and building rent              35,731       23,537       16,855
      Equipment and other                        5,116        4,636        3,956
      --------------------------------------------------------------------------
      Total rent expense                       $40,847      $28,173      $20,811
================================================================================

Future minimum payments under capital leases and noncancelable operating leases consist of the following at January 31, 1998:

Fiscal Years                                          Capital        Operating
------------------------------------------------------------------------------
1998                                                  $ 14,897       $ 40,194
1999                                                    14,382         41,677
2000                                                    14,794         39,974
2001                                                    14,594         39,447
2002                                                    14,310         38,757
Thereafter                                             200,880        393,552
                                                      -----------------------

      Total minimum payments                           273,857        593,601
                                                      -----------------------
Less executory costs                                       451
                                                      --------
      Net minimum lease payments                       273,406
Less interest                                          154,394
                                                      --------
Present value of net minimum lease
      payments                                         119,012
                                                      --------
Current obligations under capital leases                 4,458
Noncurrent obligations under capital leases            114,554
                                                      --------
                                                      $119,012
==============================================================

Property and equipment includes the following amounts for leases that have been capitalized at January 31, 1998 and February 1, 1997. Amortization of assets under capital leases is included in depreciation expense.

                                                   January 31,       February 1,
                                                      1998               1997
--------------------------------------------------------------------------------
Building and equipment                             $ 115,768          $ 118,493
Less accumulated amortization                        (25,690)           (28,056)
--------------------------------------------------------------------------------
                                                   $  90,078          $  90,437
================================================================================

In June 1997, the Company entered into a $100,500 operating lease agreement, which can be used to finance qualified properties placed in service by December 31, 1999. Under this agreement the lessor has agreed to construct new store sites in order to lease them to the Company. The lease requires a variable rent payment principally related to LIBOR interest rates. The Company has also guaranteed a substantial residual value of the properties under lease. The Company has guaranteed approximately $18,869 at January 31, 1998. The Company may purchase the assets under lease or elect for the properties to be sold to a third party. At January 31, 1998, there was approximately $77,500 available under this agreement to fund capital expenditures. The initial lease term ends in October 2001 and may be extended at the mutual consent of the lessor and the Company.

      The Company leases certain selling space within it stores to other specialty retailers under contingent rental agreements. Rental income related to these agreements was $13,024, $11,846 and $10,209 in fiscal 1997, fiscal 1996 and fiscal 1995, respectively.

      During fiscal 1997, fiscal 1996, and fiscal 1995, the Company consummated the sale and sale-leaseback of certain property and equipment with proceeds of $4,630, $30,269 and $12,806, respectively.


11.   FINANCIAL INSTRUMENTS

The Company has entered into interest rate cap agreements to reduce the impact of increases in interest rates on real estate financing. The Company is also an indirect beneficiary of interest rate cap agreements relating to the accounts receivable securitization. At January 31, 1998, there were five interest rate cap agreements outstanding. Accordingly, the Company is entitled to receive from various financial institutions the amount, if any, by which the Company's interest payments on its debt exceed the stated interest rates or strike rates. Payments received as a result of the caps in the Company's debt are recorded as a reduction of interest expense.

The following is a summary of the interest rate cap agreements related to real estate financing as of January 31, 1998:

Notional      Strike       Effective       Expiration
 Amount       Rate           Date              Date
--------      ------       ---------       ----------
$87,500       9.70%        02/12/97          05/13/02
 87,500       9.70         02/12/97          05/13/02

The combined carrying value and fair value of the Company's interest rate agreements were $1,496 and $124 as of January 31, 1998, and $2,319 and $870 at February 1, 1997, respectively.

During fiscal 1996, the Company entered into financial fixed-rate swap agreements, which were renegotiated in fiscal 1997. The Company is obligated to pay a fixed rate of interest and will receive a floating rate based on LIBOR. These swaps may be extended for an additional year at the option of the swap counterparty. The Company uses interest rate swaps solely as a risk management tool with an objective of managing the level of interest rate risk relating to its accounts receivable securitization.

      The following is a summary of the interest rate swap agreements as of January 31, 1998:

Notional      Swap         Effective       Expiration
 Amount       Rate           Date              Date
--------      ------       ---------       ----------
$250,000       6.02%        02/20/97         02/20/98
 250,000       5.83         02/20/98         04/20/01

At January 31, 1998, the combined carrying value and fair value of the Company's financial fixed-rate swap agreements were $0 and $(3,296), respectively.

      The fair value of the Company's other financial instruments, which consist of cash and cash equivalents, accounts receivable and accounts payable, approximate their carrying amounts reported in the consolidated balance sheets, due to the short-term maturities of these instruments. The Company's long-term debt reflected in the consolidated balance sheet at January 31, 1998, and February 1, 1997, is $713,591 and $591,841, respectively, with an estimated fair value of $699,000 and $595,000, respectively. The fair value of long-term debt, interest rate cap agreements and interest rate swap agreements were estimated based on quotes obtained from financial institutions for those or similar instruments or on the basis of quoted market prices.

12.   RELATED PARTY TRANSACTIONS

The Company received various consulting and advisory services from an affiliate of Investcorp, a shareholder, under an agreement which expired in July 1996. The fees paid or payable for such services were $1,000 and $7,000 in fiscal 1996 and fiscal 1995, respectively. In conjunction with the initial public offering, the Company committed to register securities and absorb the cost in connection with certain secondary offerings initiated by Investcorp.

13.   CONTINGENCIES

The Company is from time to time involved in routine litigation incidental to the course of its business. Management does not believe that the disposition of such litigation will have a material adverse effect on the financial position or results of operations of the Company.

14. QUARTERLY RESULTS (UNAUDITED)
(In thousands, except for per share amounts)

                                                               Fiscal 1997
                               ------------------------------------------------------------------------
                                  First          Second           Third         Fourth          Full
                                 Quarter         Quarter         Quarter        Quarter         Year
-------------------------------------------------------------------------------------------------------
Net sales                      $  520,417      $  454,703      $  545,988     $  671,639     $2,192,747
Cost of goods sold                366,696         338,919         366,699        461,177      1,533,465
Net income (loss) before
      extraordinary charge         12,607         (14,172)         30,252        317,095        345,782
Net income (loss)                   9,255         (14,172)         30,252        318,469        343,804
Earning per share before
      extraordinary charge
            Basic                    0.20           (0.22)           0.48           4.98           5.45
            Diluted                  0.20           (0.22)           0.47           4.52           5.02
Earnings per share
            Basic                    0.15           (0.22)           0.48           5.00           5.42
            Diluted                  0.14           (0.22)           0.47           4.53           4.99
Weighted-average shares
     outstanding
            Basic                  63,344          63,413          63,514         63,659         63,483
            Diluted                64,330          63,413          64,020         70,722         70,730

                                                               Fiscal 1996
                               ------------------------------------------------------------------------
                                  First          Second           Third         Fourth          Full
                                 Quarter         Quarter         Quarter        Quarter         Year
-------------------------------------------------------------------------------------------------------
Net sales                      $  464,479      $  403,766      $  476,271     $  600,346     $1,944,862
Cost of goods sold                323,172         298,001         319,623        406,857      1,347,653
Net income (loss) before
      extraordinary charge         (2,952)        (22,655)         15,810         46,687         36,890
Net income (loss)                  (2,952)        (25,995)          9,355         43,736         24,144
Earnings per share before
     extraordinary charge
            Basic                   (0.07)          (0.38)           0.25           0.74           0.64
            Diluted                 (0.07)          (0.38)           0.25           0.73           0.63
Earnings per share
            Basic                   (0.07)          (0.44)           0.15           0.69           0.42
            Diluted                 (0.07)          (0.44)           0.15           0.68           0.41
Weighted-average shares
      outstanding
            Basic                  44,967          59,656          63,052         63,213         57,722
            Diluted                44,967          59,656          64,408         64,346         58,840

In the fourth quarter of fiscal 1997, the Company recorded a tax benefit of $290,000, or $4.10 per diluted share, related to the recognition of net operating loss carryforwards.