Form 10-Q
period 1998-05-02
SAKS HOLDINGS INC
filed 1998-06-12
CIK 1010744

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MAY 2, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

1)   Yes /X/        No /-/
2)   Yes/X/         No/-/

As of June 12, 1998 there were outstanding 63,993,413 shares of the issuer's common stock, $.01 par value.

                                 SAKS HOLDINGS, INC.
                                        INDEX

                                                                           Page
                                                                          Number
Part I.   Financial Information.

Item 1.   Financial Statements.

          Condensed Consolidated Balance Sheets as of
          May 2, 1998 (unaudited), May 3, 1997 (unaudited),
          and January 31, 1998.                                              1

          Condensed Consolidated Statements of Operations
          (unaudited) for the three months ended May 2, 1998
          and May 3, 1997.                                                   2

          Condensed Consolidated Statements of Cash Flows
          (unaudited) for the three months ended May 2, 1998
          and May 3, 1997.                                                   3

          Notes to Condensed Consolidated Financial Statements.
          (unaudited)                                                       4-5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                              6-9

Part II.  Other Information.

Item 1.   Legal Proceedings.                                                10
Item 2.   Changes In Securities.                                            10
Item 3.   Defaults Upon Senior Securities.                                  10
Item 4.   Submission of Matters to a Vote of Security Holders.              10
Item 5.   Other Information.                                                10
Item 6.   Exhibits and Reports on Form 8-K.                                 10

          Signatures                                                        10

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                      SAKS HOLDINGS, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEETS


(In Thousands)                                    (Unaudited)    (Unaudited)
                                                    May 2,         May 3,       January 31,
                                                     1998           1997           1998
                                                  ----------     ----------     ----------
Assets:
Current assets:
     Cash and cash equivalents                       $14,676     $   10,369     $   11,468
     Accounts receivable, net                         71,414         58,444         69,696
     Inventories                                     619,196        495,398        543,113
     Other current assets                             71,538         54,828        106,128
                                                  ----------     ----------     ----------
               Total current assets                  776,824        619,039        730,405
Property and equipment, net                          961,016        837,236        941,098
Deferred income tax assets                           321,491              -        323,793
Intangibles and other assets                         105,035        162,922        107,099
                                                  ----------     ----------     ----------
Total assets                                      $2,164,366     $1,619,197     $2,102,395
                                                  ==========     ==========     ==========
Liabilities and shareholders' equity:
Current liabilities:
     Accounts payable, trade                      $  223,100     $  179,209     $  183,640
     Accrued liabilities                             101,364         88,023        135,888
     Taxes other than income taxes                    21,405         13,004         19,681
      Income taxes payable                             1,861            510          3,249
     Current portion of capital lease obligations      4,458          5,505          4,458
                                                  ----------     ----------     ----------
                Total current liabilities            352,188        286,251        346,916
Long-term debt                                       771,841        642,041        713,591
Obligations under capital leases                     113,629        112,501        114,554
Other noncurrent liabilities                          42,544         37,474         47,437
                                                  ----------     ----------     ----------
                Total liabilities                  1,280,202      1,078,267      1,222,498
Shareholders' equity                                 884,164        540,930        879,897
                                                  ----------     ----------     ----------
Total liabilities and shareholders' equity        $2,164,366     $1,619,197     $2,102,395
                                                  ==========     ==========     ==========


See Notes to Condensed Consolidated Financial Statements

                             SAKS HOLDINGS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                           Three Months Ended
(In thousands except for per share amounts)                  May 2,     May 3,
                                                              1998       1997
                                                           --------   --------

Net sales                                                  $582,885   $520,417
Cost of sales, including buying & occupancy                 417,021    366,696
                                                           --------   --------
          Gross margin                                      165,864    153,721
Selling, general and administrative expenses                134,394    127,344
                                                           --------   --------
          Operating income                                   31,470     26,377
Interest expense, net                                        16,852     13,570
                                                           --------   --------
Income before income taxes                                   14,618     12,807
Income tax provision                                          5,919        200
                                                           --------   --------
Income before extraordinary charge and cumulative
     effect of change in accounting for pre-opening costs 8,699 12,607 Extraordinary charge - loss on early extinguishment
     of debt, net of taxes                                        0      3,352
Cumulative effect of change in accounting for pre-
     opening costs, net of taxes                              5,314          0
                                                           --------   --------
Net income                                                 $  3,385   $  9,255
                                                           ========   ========

            Earnings per share before extraordinary charge
                  and cumulative effect of change in
                  accounting for pre-opening
                  Basic                                       $0.14      $0.20
                  Diluted                                     $0.14      $0.20

           Net income per share
                 Basic                                        $0.06      $0.15
                 Diluted                                      $0.06      $0.14

          Weighted average shares outstanding
                 Basic                                       63,695     63,344
                 Diluted                                     64,082     64,330


See Notes to Condensed Consolidated Financial Statements

                                SAKS HOLDINGS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Three Months Ended
(In thousands)                                               May 2,     May 3,
                                                              1998       1997
                                                           --------   --------

Net income                                                 $  3,385   $  9,255
Adjustments to reconcile net income to net cash
used in operations:
     Depreciation and amortization                           18,723     17,679
     Extraordinary charge                                         0      3,352
     Cumulative effect of change in accounting for
      pre-opening costs                                       5,314          0
     Income taxes                                             5,919          0
                                                           --------   --------
Net cash provided by operating activities before changes
in operating assets and liabilities                          33,341     30,286
                                                           --------   --------
     Change in operating assets and liabilities             (48,458)   (80,308)
                                                           --------   --------

Net cash used in operating activities                       (15,117)   (50,022)
                                                           --------   --------

Net cash used in investing activities, principally
 capital expenditures                                       (39,882)   (29,629)
                                                           --------   --------

Cash flow from financing activities:
     Borrowings under revolving credit facility, net         58,250     65,200
     Repayment of REMIC Certificates                              0    (30,000)
     Other                                                      (43)     1,865
                                                           --------   --------

Net cash provided by financing activities                    58,207     37,065
     Increase (decrease) during the period                 $  3,208   $(42,586)
                                                           ========   ========
Supplemental disclosure of cash flow information:
     Interest paid                                         $ 16,887   $ 14,870
     Taxes paid                                               1,385        789
                                                           ========   ========
Supplemental disclosure of non-cash investing
and financing activities:
     Capital leases                                        $      0   $  2,520
                                                           ========   ========


See Notes to Condensed Consolidated Financial Statements

                                SAKS HOLDINGS, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


1.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Saks Holdings, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation have been included. The retail industry is seasonal in nature, and historically the results of operations for interim periods may not be indicative of the results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's consolidated financial statements for the year ended January 31, 1998, which were previously filed.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets, and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

2.   CHANGE IN ACCOUNTING FOR PRE-OPENING COSTS

In the first quarter of fiscal 1998, the Company implemented Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities." This Statement requires companies to expense start-up costs, such as pre-opening costs, as incurred. The Company would have been required to implement this Statement for fiscal 1999, however early implementation was elected. The Company's prior accounting policy expensed such costs over a twelve-month period following store opening. The cumulative effect of this change in accounting for pre-opening costs reduced net income in the 1998 first quarter by $5.3 million, or $0.08 per diluted share.

3.   INCOME TAXES

The continued improvement in operating income in fiscal 1997, as well as the Company's estimates of future profitability, enabled the Company to record in the fourth quarter of fiscal 1997 a tax benefit of $290 million, or $4.10 per diluted share. This benefit reflects the elimination of the valuation allowance related to deferred tax assets resulting in the recognition of the tax benefit associated with the Company's
net operating loss carryforwards ("NOLs").   If future income is significantly
different than current estimates the deferred tax asset value may become
impaired.   As a result of the NOL recognition, in the fourth quarter of 1997 the Company also began recording an income tax provision using a 41% annual effective tax rate. The NOLs will continue to offset any future cash taxes other than AMT liability and state income taxes in certain locations until approximately the year 2001.

4.   EXTRAORDINARY CHARGE

In February 1997, the Company re-acquired $15.0 million of its outstanding mortgage certificates with an annual fixed interest rate of 12.36%, effectively prepaying the mortgage certificates. The Company recorded an extraordinary charge of $3.4 million associated with the repurchase premium and accelerated write-off of deferred financing costs related to the repurchase.

5.   COMMITMENTS AND CONTINGENCIES

The Company is from time to time involved in routine litigation incidental to the course of its business. Management does not believe that the disposition of such litigation will have a material adverse effect on the financial position or results of operations of the Company.

6.   IMPACT OF OTHER RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1998, the Financial Accounting Standards Board issued Statement No. 132 ("SFAS 132"), "Employer Disclosure about Pensions and Other Post Retirement Benefits." This statement significantly changes current financial statement disclosure requirements. The most significant effects of SFAS 132 are that it:
1) standardizes the disclosure requirements for pensions and other post retirement benefits and presents them in one footnote; 2) requires that additional information be disclosed regarding changes in benefit obligation and fair value of plan assets; 3) eliminates certain disclosures that are no longer useful, including general descriptions of plans; and 4) permits the aggregation of information about certain plans. SFAS 132 does not change the existing measurement or recognition provisions under the existing applicable statement. SFAS 132 is effective for fiscal 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 2, 1998, COMPARED WITH THE THREE MONTHS ENDED MAY 3, 1997

Net sales for the three months ended May 2, 1998 were $582.9 million, an increase of $62.5 million, or 12%, over net sales of $520.4 million reported in the three months ended May 3, 1997. Comparable sales increased 5% from the 1997 fiscal period.

Full-Line, Resort and Main Street stores net sales for the three months ended May 2, 1998 were $490.5 million, an increase of $52.7 million, or 12.0%, from $437.8 million for the three months ended May 3, 1997. Comparable sales for Full-Line, Resort and Main Street stores increased 6.4% from the 1997 fiscal period. The growth in Full-Line, Resort and Main Street stores net sales in the first quarter of fiscal 1998 results from both the Company's real estate growth and expansion strategy, which represents about one half of the increase, as well as the Company's merchandise and customer focus initiatives. Off 5th's net sales for the three month period ended May 2, 1998 were $72.0 million, an increase of $10.8 million, or 17.6%, from $61.2 million for the three month period of May 3, 1997. The increase is primarily a result of opening ten new stores since the beginning of 1997. The Company closed four of its smaller Off 5th store locations in the first quarter. Comparable sales for Off 5th decreased 2.6% from the fiscal 1997 period. This decrease primarily reflects a decrease in sales of Off 5th's store located in Hawaii resulting from a decline in Asian tourism and a decrease in sales of Off 5th Las Vegas location from its grand opening in the first quarter of 1997. Folio catalog net sales for the three month period ended May 2, 1998 were $20.4 million, a decrease of $1.0 million, or 4.7%, from $21.4 million for the three month period ended May 3, 1997. The decrease in catalog net sales is primarily a result of intentionally reduced circulation, as unprofitable mailings to Japan were discontinued, and a shift in the catalog mailing schedule from April to May.

Cost of sales includes the cost of merchandise and buying and occupancy costs. Cost of sales in the three months ended May 2, 1998 was $417.0 million, an increase of $50.3 million compared to $366.7 million in the three months ended May 3, 1997, or a 13.7% increase. The overall increase resulted primarily from the 12.0% increase in sales. As a percentage of net sales, cost of sales including buying and occupancy costs was 71.5% for the three month period ended May 2, 1998, compared to 70.5% in fiscal 1997. The increase in the cost of sales rate was primarily due to increased occupancy costs associated with the Company's real estate growth strategy, which has resulted in 16 new stores and 7 store expansions since the beginning of fiscal 1997. Because these costs are relatively fixed in relation to sales, their impact on the Company's gross margin rate is greater in the first three quarters of the year. Gross margin was also negatively affected by an increase in the markdown rate in part due to the impact of closing four Off 5th stores which was absorbed in the first quarter of 1998.

Selling, general and administrative expenses for the three month period ended May 2, 1998 were $134.4 million, an increase of $7.1 million, or 5.5%, from the comparable period in fiscal 1997 primarily due to higher sales volume related costs. As a percentage of net sales, selling, general and administrative expenses were 23.1% for the three month period ended May 2, 1998, compared to 24.5% for the three month period ended May 3, 1997. The improvement in the selling, general and administrative expense rate resulted from leverage from the Company's sales growth, ongoing expense management and improved credit card related income. Additionally, lower pre-opening expenses due to the early implementation of the new SOP on start-up costs added to the improvement in the rate.

Operating income was $31.5 million for the three month period ended May 2, 1998, an increase of $5.1 million, or 19.3%, from operating income for the three month period ended May 3, 1997.

Interest expense in the three months ended May 2, 1998 was $16.9 million, an increase of 24.2% compared to the same period in fiscal 1997. This increase is due to higher borrowings under the Company's bank revolving credit facility as a result of the capital expenditures and related growth associated with the Company's real estate strategy.

Income tax expense was $5.9 million for the three months ended May 2, 1998, compared to $0.2 million for the three months ended May 3, 1997, which reflects a 40.5% tax rate. Net income, before extraordinary charge and cumulative effect of change in accounting for pre-opening costs, for the three months ended May 2, 1998 was $8.7 million or $0.14 per diluted share, which is an improvement of $1.1 million or $0.02 per diluted share over pro forma fully-taxed net income of $7.6 million, or $0.12 per diluted share for the three months ended May 3, 1997.

An extraordinary charge of $3.4 million, or $0.05 per diluted share, was recorded during the three month period ended May 3, 1997, which related to the repurchase of high cost debt.

CHANGES IN FINANCIAL CONDITION AND LIQUIDITY SINCE JANUARY 31, 1998

During the fiscal 1998 period, the Company financed its working capital needs and capital expenditures with cash provided by operations, borrowings under its credit facility, the continued sale of proprietary credit card receivables under its securitization program, and utilization of lease financing and developer contributions. The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in the Company's Consolidated Statements of Cash Flows.

Net cash used in operating activities was $15.1 million during the three months ended May 2, 1998, compared to $50.0 million used in the three months ended May 3, 1997. This decrease was primarily attributable to the required funding in the first quarter of fiscal 1997 of a deposit with a trust related to the Company's accounts receivable securitization, which was released in the second quarter of fiscal 1997, as well as a lower rate of increase in working capital accounts. The primary items affecting working capital in the 1998 period were a net increase in merchandise inventories, net of an increase in trade accounts payable of $41.0 million, and a decrease in accrued liabilities of $34.5 million. The increase in merchandise inventories and trade accounts payable was due to the addition of new stores, and an increase to support existing store sales growth. The decrease in accrued liabilities to the first quarter reflects the redemption of Saks First gift checks.

Net cash used in investing activities was $39.9 million during the three months ended May 2, 1998 compared to $29.6 million in the three months ended May 3, 1997. Capital expenditures were $39.9 million during the three months ended May 2, 1998 and consisted principally of construction of new stores and remodeling existing stores. Capital expenditures in the three months ended May 3, 1997 were $31.0 million. During 1998, the Company opened new Main Street stores in Blackhawk, CA and Santa Barbara, CA, totaling nearly 100,000 square feet. In fiscal 1998, the Company plans to add approximately 370,000 square feet to the core store base. In addition, the Company opened one Off 5th store in Woodbury Common Premium Outlets in Central Valley, NY and closed four smaller format Off 5th stores in Memphis, TN, Gulfport, MS, Auburn, WA, and Phoenix, AZ. Proceeds from the sale and sale-leaseback of assets were $0 million during the three months ended May 2, 1998, compared to $1.4 during the three months ended May 3, 1997.

Net cash provided by financing activities during the three months ended May 2, 1998 was $58.2 million compared to $37.1 million in the three months ended May 3, 1997. In 1998, the cash provided by financing activities was the result of net borrowing under the credit facility. Cash provided by financing activities in 1997 resulted from net borrowings under the credit facility, offset by the repurchase of mortgage certificates.

The continued improvement in operating income in fiscal 1997, as well as the Company's estimates of future profitability, enabled the Company to record in the fourth quarter of fiscal 1997 a tax benefit of $290 million, or $4.10 per diluted share. This benefit reflects the elimination of the valuation allowance related to deferred tax assets resulting in the recognition of the tax benefit associated with the Company's net operating loss carryforwards ("NOLs"). If future income is significantly different than current estimates the deferred tax asset value may become impaired. As a result, in the fourth quarter of 1997, the Company also began recording an income tax provision using a 41% annual effective tax rate. The utilization of these NOLs will continue to offset any future cash taxes other than AMT liability and state income taxes in certain locations until approximately the year 2001.

In June 1997, the Company entered into a $100.5 million operating lease agreement, which can be used to finance qualified properties placed in service by December 31, 1999. Under this agreement , the lessor has agreed to acquire and construct new store sites in order to lease them to the Company. The lease requires a variable rent payment related to LIBOR interest rates. The Company has guaranteed a substantial residual value of the properties under lease. The Company has guaranteed approximately $23.2 million at May 2, 1998. The Company may purchase the assets under lease or elect for the properties to be sold to a third party. At May 2, 1998, there was approximately $72.2 million available under this lease agreement to fund capital expenditures. The initial lease term ends in October 2001 and may be extended at the mutual consent of the lessor and the Company.

In fiscal 1998, the Company expects capital expenditures to be approximately $190 million as the Company continues to execute it's growth strategy. The Company plans to add a total of one new Full-Line store, one new Resort store, three new Main Street stores and four Off 5th stores, in addition to completing four major expansions and one remodel. The Company's capital expenditures in 1999 and 2000 are currently anticipated to total approximately $400 million.

The Company expects that these projects will be funded by cash generated from operations, the continued sale of receivables under the securitization program, borrowings under the credit facility, lease financing and developer contributions. The Company is currently evaluating various financing alternatives including an increase in its credit facility, an increase in lease financing, and issuance of debentures. The Company's receivable securitization program expires in April 1999. The Company believes it will have sufficient resources to fund its planned capital growth and operating requirements.

Inflation has not had a material impact on the Company's financial condition and results of operations during the past three years.

The Company's business is seasonal, with a significant percentage of net sales and operating income occurring in the fourth quarter. Seasonality also affects the Company's working capital requirements and cash flow, as inventories build in September and peak in October in anticipation of the holiday selling season.

The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The potential year 2000 problem is the result of computer programs having been written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00"as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company or its vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

This filing contains forward-looking information, within the meaning of The Private Securities Litigation Reform Act of 1995, regarding expectations and estimates of future earnings, tax benefits, real estate projects, Year 2000 expense and financial reporting requirements. Such forward-looking statements involve risks, uncertainties and other factors that may cause the actual results to be materially different from such forward-looking statements. Such factors include, among others, changes in consumer preferences or fashion trends, levels of operating earnings, delays in anticipated store openings and expansions, success in integrating distribution personnel and operations, adverse weather conditions during peak selling seasons, changes in demographic or retail environments, competitive influences, significant increases in paper, printing and postage costs, changes in the Company's relationship with designers and other resources and changes in business strategy or development plans, tax laws or financial reporting requirements. For more details, see the Company's other filings with the Securities and Exchange Commission.

                                SAKS HOLDINGS, INC.
                             PART II OTHER INFORMATION



Item 1    Legal Proceedings.                                     Not Applicable

Item 2    Changes in Securities.                                 Not Applicable

Item 3    Defaults Upon Senior Securities.                       Not Applicable

Item 4    Submission of Matters to a Vote of Security Holders.   Not Applicable

Item 5    Other Information.                                     Not Applicable

Item 6 (a)     Exhibits

          Exhibit No.    Exhibit

          3.01* Amended and Restated Certificate of Incorporation of Saks Holdings, Inc., as filed with the Delaware Secretary of State on May 28, 1996.

          3.02*          Bylaws of Saks Holdings, Inc., as adopted on August
                         6, 1990.

          11.01          Statement Re:  Computation of Earnings per share.

          27.01          Financial Data Schedule.


Item 6 (b)     Reports on Form 8-K.                              Not Applicable


*Incorporated herein by reference to Saks Holdings, Inc.'s registration statement on Form S-1 (File No. 333--2426).



                                      SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Saks Holdings, Inc.
                                      (Registrant)


/s/ Mark E. Hood
-------------------------------
Mark E. Hood
Senior Vice President
Chief Financial Officer