Form 10-Q
period 1998-08-01
SAKS HOLDINGS INC
filed 1998-09-15
CIK 1010744

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 1998

Commission File Number:  001-14346

                               SAKS HOLDINGS, INC.
           (Exact name of the registrant as specified in its charter)

          Delaware                                  52-1685667
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)

12 East 49th Street, New York, New York              10017
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

1)       Yes /X/           No /-/
2)       Yes/X/            No/-/

As of September 14, 1998 there were outstanding 64,084,832 shares of the issuer's common stock, $.01 par value.

                               SAKS HOLDINGS, INC.

                                      INDEX

                                                                                        Page
                                                                                        Number

Part I.  Financial Information.
Item 1.  Financial Statements.
Condensed Consolidated Balance Sheets as of August 1, 1998
(unaudited), August 2, 1997(unaudited), and January 31, 1998..........................     1

Condensed Consolidated Statements of Operations (unaudited) for the
three and six months ended August 1, 1998 and August 2, 1997..........................     2

Condensed Consolidated Statements of Cash Flows (unaudited) for the six
months ended August 1, 1998 and August 2, 1997........................................     3

Notes to Condensed Consolidated Financial Statements (unaudited)......................     4-6

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations.............................................................     6-13

Part II. Other Information.
Item 1.  Legal Proceedings............................................................     14

Item 2.  Changes In Securities........................................................     14

Item 3.  Defaults Upon Senior Securities..............................................     14

Item 4.  Submission of Matters to a Vote of Security Holders..........................     14

Item 5.  Other Information............................................................     14

Item 6.  Exhibits and Reports on Form 8-K.............................................     14-15

Signatures ...........................................................................     16

                          Part I. Financial Information

Item 1.  Financial Statements

                               SAKS HOLDINGS, INC.

         CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)                                                      (Unaudited)   (Unaudited)
                                                                     August 1,     August 2,    January 31,
                                                                       1998           1997         1998
Assets:
Current assets:
     Cash and cash equivalents..................................          $7,690        $9,678      $11,468
     Accounts receivable, net...................................          67,853        50,153       69,696
     Inventories................................................         600,193       469,277      543,113
     Other current assets.......................................          73,987        80,579      106,128
                                                                   -------------- ------------ ------------
               Total current assets.............................         749,723       609,687      730,405
Property and equipment, net.....................................         990,838       872,946      941,098
Deferred income tax assets......................................         329,061             0      323,793
Intangibles and other assets....................................         102,969       138,939      107,099
                                                                   -------------- ------------ ------------
Total assets....................................................      $2,172,591    $1,621,572   $2,102,395
                                                                   -------------- ------------ ------------
                                                                   -------------- ------------ ------------
Liabilities and shareholders' equity:
Current liabilities:
     Accounts payable, trade...................................         $184,018      $190,984     $183,640
     Accrued liabilities.......................................          110,797        81,169      135,888
     Taxes other than income taxes.............................           14,816        14,110       19,681
     Income taxes payable......................................               23             0        3,249
     Current portion of capital lease obligations..............            4,458         5,505        4,458
                                                                   -------------- ------------ ------------
                Total current liabilities......................          314,112       291,768      346,916
Long-term debt.................................................          829,041       652,391      713,591
Obligations under capital leases...............................          109,556       111,348      114,554
Other noncurrent liabilities...................................           43,165        38,843       47,437
                                                                   -------------- ------------ ------------
                Total liabilities..............................        1,295,874     1,094,350    1,222,498
Shareholders' equity...........................................          876,717       527,222      879,897
                                                                   -------------- ------------ ------------
Total liabilities and shareholders' equity.....................       $2,172,591    $1,621,572   $2,102,395
                                                                   -------------- ------------ ------------
                                                                   -------------- ------------ ------------



See Notes to Condensed Consolidated Financial Statements

                               SAKS HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           Three Months Ended           Six  Months Ended
                                                                        August 1,     August 2,       August 1,     August 2,
(In thousands, except for per share amounts)                             1998            1997           1998          1997
                                                                       ---------      ---------       ---------      ---------

Net sales...................................................           $509,589        $454,703      $1,092,474      $975,120
Cost of sales, including buying and occupancy...............            375,152         338,919         792,173       705,615
                                                                  -------------- ---------------    ------------ -------------
          Gross margin......................................            134,437         115,784         300,301       269,505
Selling, general and administrative expenses................            130,049         116,434         264,443       243,777
Special charge..............................................              6,431               0           6,431             0
                                                                  -------------- ---------------    ------------ -------------
          Operating income (loss)...........................             (2,043)           (650)          29,427        25,728
Interest expense, net.......................................             16,646          13,918          33,498        27,489
                                                                  -------------- ---------------    ------------ -------------
Loss before income taxes....................................            (18,689)        (14,568)         (4,071)       (1,761)

Income tax benefit..........................................              7,569             396           1,650           196
                                                                  -------------- ---------------    ------------ -------------
Loss before extraordinary charge and cumulative effect of
change in accounting for pre-opening costs..................            (11,120)        (14,172)         (2,421)       (1,565)


Extraordinary charge - loss on early extinguish
of debt, net of taxes.......................................                  0               0               0         3,352

Cumulative effect of change in accounting for
pre-opening cost, net of taxes..............................                  0               0           5,314             0

                                                                  -------------- ---------------    ------------ -------------
Net loss....................................................           $(11,120)       $(14,172)        $(7,735)      $(4,917)
                                                                  -------------- ---------------    ------------ -------------
                                                                  -------------- ---------------    ------------ -------------
Net loss per share before extraordinary charge and cumulative effect of change in accounting for pre-opening costs
       Basic................................................            $(0.17)         $(0.22)         $(0.04)       $(0.02)
       Diluted..............................................            $(0.17)         $(0.22)         $(0.04)       $(0.02)

Net loss per share
       Basic................................................            $(0.17)         $(0.22)         $(0.12)       $(0.08)
       Diluted..............................................            $(0.17)         $(0.22)         $(0.12)       $(0.08)

Weighted average shares outstanding
       Basic................................................             63,974          63,413          63,835        63,379
       Diluted..............................................             63,974          63,413          63,835        63,379


See Notes to Condensed Consolidated Financial Statements

                               SAKS HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)                                                                       Six Months Ended
                                                                                  August 1,     August 2,
                                                                                    1998           1997
                                                                                  --------      ---------
Net loss..................................................................        ($7,735)       ($4,917)
Adjustments to reconcile net loss to net cash used in operations:
               Depreciation and amortization..............................         37,432         34,831
               Special charge.............................................          6,431              0
               Income taxes...............................................         (1,650)          (196)
               Extraordinary charge.......................................              0          3,352
               Cumulative effect of change in accounting for pre-opening
                   costs..................................................          5,314              0
               Change in operating assets and liabilities.................        (77,739)       (43,144)
                                                                                -----------    ----------
                                                                                -----------    ----------
Net cash used in operating activities.....................................        (37,947)       (10,074)
                                                                                -----------    ----------

Net cash used in investing activities, principally capital expenditures...         (83,991)       (79,926)
                                                                                -----------    ----------

Cash flow from financing activities:
               Borrowings under revolving credit facility, net............         115,450        75,550
               Repayment of REMIC Certificates............................               0       (30,000)
               Other......................................................           2,710         1,173
                                                                                -----------    ----------

Net cash provided by financing activities.................................         118,160        46,723
                                                                                -----------    ----------
               Decrease during the period.................................         ($3,778)     ($43,277)
                                                                                -----------    ----------
                                                                                -----------    ----------
Supplemental disclosure of cash flow information:
               Interest paid..............................................         $26,831       $22,160
               Taxes paid.................................................          $3,226        $1,519
                                                                                -----------    ----------
                                                                                -----------    ----------
Supplemental disclosure of non-cash investing and financing activities:
               Capital leases.............................................              $0        $2,520
                                                                                -----------    ----------
                                                                                -----------    ----------



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

2. Change in Accounting for Pre-Opening Costs

In the first quarter of fiscal 1998, the Company implemented Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities." This Statement requires companies to expense start-up costs, such as pre-opening costs, as incurred. The Company would have been required to implement this Statement for fiscal 1999, however early implementation was elected. The Company's prior accounting policy expensed such costs over a twelve-month period following store opening. The cumulative effect of this change in accounting for pre-opening costs reduced net income in first quarter of fiscal 1998 by $5.3 million, or $0.08 per diluted share.

3. Income Taxes

The continued improvement in operating income in fiscal 1997, as well as the Company's estimates of future profitability, enabled the Company to record in the fourth quarter of fiscal 1997 a tax benefit of $290 million, or $4.10 per diluted share. This benefit reflects the elimination of the valuation allowance related to deferred tax assets resulting in the recognition of the tax benefit associated with the Company's net operating loss carryforwards ("NOL"s). If future income is significantly different than current estimates the deferred tax asset value may become impaired. As a result of the NOL recognition, in the fourth quarter of 1997 the Company also began recording an income tax provision using a 41% annual effective tax rate. The NOLs will continue to offset any future cash taxes other than AMT liability and state income taxes in certain locations until approximately the year 2001.

4. Special Charge

In the second quarter of 1998, the Company recorded a special charge of $6.4 million pre-tax, or $0.06 per diluted share after tax, relating primarily to the settlement of litigation, which provided for the termination of lease and closing of operations of the former Saks Fifth Avenue store at the Houston Pavilion.

5. Extraordinary Charge

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

7. Impact of Other Recently Issued Accounting Standards

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

In June 1998, the Financial Accounting Standards Board issued Statement No.133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for fiscal 1999. The Company expects the impact of SFAS 133 to be immaterial.

8. Merger of Saks Holdings, Inc. and Proffitt's, Inc.

On July 5, 1998 the Company announced that it had reached an agreement to merge with Proffitt's, Inc., in a transaction intended to be accounted for as a pooling of interests. Subject to requisite stockholder approvals, stockholders of Saks will receive .82 share of Proffitt's in exchange for each share of Saks stock. The special meeting of stockholders to approve the previously announced merger and related matters is scheduled for September 16, 1998. Assuming receipt of the requisite stockholder approvals, the merger is expected to be consummated shortly after the special meeting.

9. Purchase of Bullock & Jones

During the second quarter, the Company announced an agreement to purchase the assets of Bullock & Jones, an established upscale men's wear brand with a nationwide catalog operation and a store on Union Square in San Francisco. In fiscal 1997, combined sales for Bullock & Jones were approximately $30 million, with two-thirds of the Company's sales derived from catalog sales. The Company believes that Bullock & Jones will complement Folio's well established women's business, while at the same time provide further growth opportunities for the Saks Fifth Avenue Men's franchise. The Company intends to leverage the operating infrastructure of its Folio division to expand the Bullock & Jones direct mail business. This transaction closed August 1, 1998.

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Six Months Ended August 1, 1998, Compared with the Six Months Ended August 2, 1997

Net sales for the six months ended August 1, 1998 were $1,092.5 million, an increase of $117.4 million, or 12.0%, over net sales of $975.1 million reported in the six months ended August 2, 1997. Comparable sales increased 7.3% from the 1997 fiscal period.

Full-Line, Resort and Main Street stores net sales for the six months ended August 1, 1998 were $909.1 million, an increase of $90.7 million, or 11.1%, from $818.4 million for the six months ended August 2, 1997. Comparable sales for Full-Line, Resort and Main Street stores increased 7.9% from the 1997 fiscal period. The growth in Full-Line, Resort and Main Street stores net sales in fiscal 1998 results from both the Company's real estate growth and expansion strategy, as well as the Company's merchandise and customer focus initiatives. Off 5th's net sales for the six month period ended August 1, 1998 were $145.0 million, an increase of $23.1 million, or 19.0%, from $121.9 million for the six month period of August 2, 1997. The increase is primarily a result of opening ten new stores since the beginning of 1997. The Company closed five of its smaller Off 5th store locations in fiscal 1998. Comparable sales for Off 5th increased 1.6% from the fiscal 1997 period. Folio catalog net sales for the six month period ended August 1, 1998 were $38.3 million, an increase of $3.5 million, or 10.1%, from $34.8 million for the six month period ended August 2, 1997. The increase in catalog net sales is a result of an increase in circulation in the second quarter, as well as a significant increase in demand. Beginning in the second quarter, the Company has included store expansions in its comparable sales calculation, which is consistent with other department store retailers. The Company believes this methodology better reflects the strategic investment in its existing store base, which are among its most productive stores. All comparable store increases reported have been restated using this methodology.

Cost of sales includes the cost of merchandise and buying and occupancy costs. Cost of sales in the six months ended August 1, 1998 was $792.2 million, an increase of $86.6 million compared to $705.6 million in the six months ended August 2, 1997, or a 12.3% increase. The overall increase resulted primarily from the 12.0% increase in sales. As a percentage of net sales, cost of sales including buying and occupancy costs was 72.5% for the six month period ended August 1, 1998, compared to 72.4% in fiscal 1997. The increase in the cost of sales rate was primarily due to increased occupancy costs associated with the Company's real estate growth strategy, which has resulted in 16 new stores and 9 store expansions since the beginning of fiscal 1997, offset by improvement in the markdown rate.

Selling, general and administrative expenses for the six month period ended August 1, 1998 were $264.4 million, an increase of $20.7 million, or 8.5%, from the comparable period in fiscal 1997 primarily due to higher sales volume related costs. As a percentage of net sales, selling, general and administrative expenses were 24.2% for the six month period ended August 1, 1998, compared to 25.0% for the six month period ended August 2, 1997. The improvement in the selling, general and administrative expense rate resulted from leverage from the Company's sales growth, ongoing expense management and improved credit card related income. Lower pre-opening expenses due to the early implementation of SOP 98-5 on start-up costs were offset by higher advertising and payroll costs.

During the second quarter of fiscal 1998, the Company recorded a special charge of $6.4 million pre-tax, or $0.06 per diluted share after tax, relating to the settlement of litigation, which provided for the termination of lease and closing of the former Saks Fifth Avenue store at the Houston Pavilion, which was replaced by the Houston Galleria store.

Operating income was $29.4 million for the six month period ended August 1, 1998, an increase of $3.7 million, or 14.4%, from operating income for the six month period ended August 2, 1997. Excluding the special charge discussed above, operating income increased by 39.4% to $35.9 million.

Interest expense in the six months ended August 1, 1998 was $33.5 million, an increase of 21.9% compared to the same period in fiscal 1997. This increase is due to higher borrowings under the Company's bank revolving credit facility as a result of the capital expenditures and related growth associated with the Company's real estate growth and expansion strategy.

The Company recorded an income tax benefit of $1.7 million for the six months ended August 1, 1998, which reflects a 40.5% tax rate, compared to $0.2 million for the six months ended August 2, 1997.

Net loss before extraordinary charge and cumulative effect of change in accounting for pre-opening costs for the six months ended August 1, 1998 was $2.4 million or $(0.04) per diluted share. The Company recorded a pro forma fully-taxed net loss of $1.0 million, or $(0.02) per diluted share for the six months ended August 2, 1997. Net income before extraordinary charge and cumulative effect of change in accounting for pre-opening costs and special charge for the six months ended August 1, 1998 was $1.4 million or $.02 per diluted share.

An extraordinary charge of $3.4 million, or $0.05 per diluted share, was recorded during the six month period ended August 2, 1997, which related to the repurchase of high cost debt.

Results of Operations for the Three Months Ended August 1, 1998, Compared with the Three Months Ended August 2, 1997

Net sales for the three months ended August 1, 1998 were $509.6 million, an increase of $54.9 million, or 12.1%, over net sales of $454.7 million reported in the six months ended August 2, 1997. Comparable sales increased 7.4% from the 1997 fiscal period.

Full-Line, Resort and Main Street stores net sales for the three months ended August 1, 1998 were $418.1 million, an increase of $37.4 million, or 9.8%, from $380.7 million for the three months ended August 2, 1997. Comparable sales for Full-Line, Resort and Main Street stores increased 6.8% from the 1997 fiscal period. The growth in Full-Line, Resort and Main Street stores net sales in fiscal 1998 results from both the Company's real estate growth and expansion strategy, as well as the Company's merchandise and customer focus initiatives. Off 5th's net sales for the three months period ended August 1, 1998 were $73.6 million, an increase of $13.1 million, or 21.7%, from $60.5 million for the three months ended August 2, 1997. The increase is primarily a result of opening ten new stores since the beginning of 1997. The Company closed five of its smaller Off 5th store locations in fiscal 1998. Comparable sales for Off 5th increased 5.6% from the comparable fiscal 1997 period. Folio catalog net sales for the three months period ended August 1, 1998 were $17.9 million, an increase of $4.4 million, or 32.6%, from $13.5 million for the three month period ended August 2, 1997. The increase in catalog net sales is a result of an increase in circulation in the second quarter, as well as a significant increase in demand.

Cost of sales includes the cost of merchandise and buying and occupancy costs. Cost of sales in the three months ended August 1, 1998 was $375.2 million, an increase of $36.2 million compared to $338.9 million in the three months ended August 2, 1997, or a 10.7% increase. The overall increase resulted primarily from the 12.1% increase in sales. As a percentage of net sales, cost of sales including buying and occupancy costs was 73.6% for the three months period ended August 1, 1998, compared to 74.5% in fiscal 1997. The decrease in the cost of sales rate was primarily due to easier comparisons from the second quarter of fiscal 1997 when cost of sales increased 0.7% from fiscal 1996. In addition, there was an improvement in the markdown rate partially offset by an increase in occupancy costs.

Selling, general and administrative expenses for the three month period ended August 1, 1998 were $130.0 million, an increase of $13.6 million, or 11.7%, from the comparable period in fiscal 1997 primarily due to higher sales volume related costs. As a percentage of net sales, selling, general and administrative expenses were 25.5% for the three months period ended August 1, 1998, compared to 25.6% for the three months period ended August 2, 1997. The second quarter expense rate comparison anniversaries the cost reduction efforts, which were executed in fiscal 1997, where expenses declined 160 percentage points from fiscal 1996. Additionally, since the second quarter is the lowest sales period, the leverage against fixed costs from sales growth is lower than in other quarters.

During the second quarter, the Company recorded a special charge of $6.4 million pre-tax, or $0.06 per diluted share after tax, relating to the settlement of litigation, which provided for the termination of lease and closing of the former Saks Fifth Avenue store at the Houston Pavilion, which was replaced by the Houston Galleria store.

Operating loss was $2.0 million for the three months ended August 1, 1998, compared to an operating loss of $0.7 for the three months period ended August 2, 1997. Excluding the special charge operating income was $4.4 million, an increase of $5.0 million.

Interest expense in the three months ended August 1, 1998 was $16.6 million, an increase of $2.7 million, or 19.6%, compared to the same period in fiscal 1997. This increase is due to higher borrowings under the Company's bank revolving credit facility as a result of the capital expenditures and related growth associated with the Company's real estate growth and expansion strategy.

The Company recorded an income tax benefit of $7.6 million for the three months ended August 1, 1998, which reflects a 40.5% tax rate, compared to $0.4 million for the three months ended August 2, 1997. Net loss before special charge for the three months ended August 1, 1998, was $7.3 million, or $0.11 per diluted share, which is an improvement of $1.3 million, or $0.03 per diluted share, over pro forma fully-taxed net loss of $8.6 million, or $0.14 per diluted share, for the three months ended August 2, 1997.

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

Net cash used in operating activities was $37.9 million during the six months ended August 1, 1998, compared to $10.1 million used in the six months ended August 2, 1997. This increase was primarily attributable to an increase in working capital accounts. The primary items affecting working capital in the 1998 period were a net increase in merchandise inventories, net of an increase in trade accounts payable of $52.8 million, and a decrease in accrued liabilities and taxes other than income taxes of $31.5 million. The increase in merchandise inventories and trade accounts payable was due to the addition of new stores, and an increase to support existing store sales growth. The decrease in accrued liabilities primarily reflects the redemption of Saks First gift checks.

Net cash used in investing activities was $84.0 million during the six months ended August 1, 1998, compared to $79.9 million in the six months ended August 2, 1997, and consisted entirely of capital expenditures. Capital expenditures during the six months ended August 1, 1998 principally represented the construction of new stores and remodeling existing stores. During the spring of 1998, the Company opened new Main Street stores in Blackhawk, CA and Santa

Barbara, CA, totaling nearly 100,000 square feet and plans to open an additional three stores and complete three major renovations in the fall of 1998, which will add approximately 260,000 square feet to the core store base. In addition, the Company opened one Off 5th store in Woodbury Common Premium Outlets in Central Valley, NY and closed five smaller format Off 5th stores in Memphis, TN, Gulfport, MS, Auburn, WA, Phoenix, AZ and Foley, AL. The Company plans to open three Off 5th stores in the fall of 1998. Proceeds from the sale and sale-leaseback of assets were $3.4 during the six months ended August 2, 1997.

Net cash provided by financing activities during the six months ended August 1, 1998 was $118.2 million compared to $46.7 million in the six months ended August 2, 1997. In 1998, the cash provided by financing activities was the result of net borrowing under the credit facility. Cash provided by financing activities in 1997 resulted from net borrowings under the credit facility, offset by the repurchase of mortgage certificates.

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

In June 1997, the Company entered into a $100.5 million operating lease agreement, which can be used to finance qualified properties placed in service by December 31, 1999. Under this agreement , the lessor has agreed to acquire and construct new store sites in order to lease them to the Company. The lease requires a variable rent payment related to LIBOR interest rates. The Company has guaranteed a substantial residual value of the properties under lease. The Company has guaranteed approximately $23.2 million at August 1, 1998. The Company may purchase the assets under lease or elect for the properties to be sold to a third party. At August 1, 1998, there was approximately $72.2 million available under this lease agreement to fund capital expenditures. The initial lease term ends in October 2001 and may be extended at the mutual consent of the lessor and the Company.

In fiscal 1998, the Company expects capital expenditures to be approximately $250 million as the Company continues to execute it's growth strategy. The Company plans to add a total of one new Full-Line store, one new Resort store, three new Main Street stores and four Off 5th stores, in addition to completing four major expansions and one remodel. The Company's capital expenditures in 1999 and 2000 are currently anticipated to total approximately $400 million.

The Company expects that these projects will be funded by cash generated from operations, the continued sale of receivables under the securitization program, borrowings under the credit facility, lease financing and developer contributions. The Company has evaluated various financing alternatives including an increase in its credit facility, an increase in lease financing, and issuance of debentures. The Company's receivable securitization program expires in April 1999.

On July 5, 1998 the Company announced that it had reached an agreement to merge with Proffitt's, Inc. ("Proffitt's"). Subject to requisite stockholder approvals, the Company's stockholders will receive .82 share of Proffitt's stock in exchange for each share of the Company's stock. The special meeting of stockholders to approve the previously announced merger and related matters is scheduled for September 16, 1998. Assuming receipt of the requisite stockholder approvals, the merger is expected to be consummated shortly after the special meeting. The merger will necessitate restructuring certain of the Company's financing vehicles. Completion of the merger will enhance the Company's ability to finance its growth as cash flow and capital markets access of the merged company will be greater than prior to the merger. In the event that the proposed merger with Proffitt's is not consummated, the Company believes it will have sufficient resources to fund its planned capital growth and operating requirements.

The Company's business is seasonal, with a significant percentage of net sales and operating income occurring in the fourth quarter. Seasonality also affects the Company's working capital requirements and cash flow, as inventories build in September and peak in October in anticipation of the holiday selling season.

Each of Proffitt's and the Company has undertaken efforts to address the year 2000 problem with respect to the processing of date-sensitive information by such company's information systems. Integration after the merger of the two companies' efforts to become year 2000 compliant may present significant operational challenges. Failure to timely integrate these efforts could delay the realization of certain synergies expected to result from the merger.

Independent of the proposed merger with Proffitt's, the Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The potential year 2000 problem is the result of computer programs having been written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company or its vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

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

                               SAKS HOLDINGS, INC.
                            PART II OTHER INFORMATION

Item 1      Legal Proceedings.                              Not Applicable

Item 2      Changes in Securities.                          Not Applicable

Item 3      Defaults Upon Senior Securities.                Not Applicable

Item 4      Submission of Matters to a Vote of Security Holders.
                 On April 20, 1998, the Annual Meeting of Stockholders of the Company was held in New York. There were 63,721,183 shares of common stock outstanding on the record date and entitled to vote at the meeting.

              b)  The following directors were elected:

                                           Vote For              Vote Withheld
                 Philip B. Miller          50,367,731            2,408,778
                 Brian E. Kendrick         50,369,333            2,407,176
                 E. Garrett Bewkes III     50,365,983            2,450,526
                 Jon P. Hedley             50,367,244            2,409,265
                 Charles J. Philippin      50,354,894            2,421,615
                 Brian Ruder               50,423,055            2,353,454
                 Stephen I. Sadove         50,424,289            2,352,220
                 Savio W. Tung             50,357,894            2,418,615

              c) The selection of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending January 30, 1999 was ratified with 52,723,035 shares voting in favor, 33,165 shares voting against and 20,309 abstaining.

Item 5            Other Information.                            Not Applicable

Item 6 (a)        Exhibits.

                  Exhibit No.  Exhibit

                  3.01* Amended and Restated Certificate of Incorporation of Saks Holdings, Inc., as filed with the Delaware Secretary of State on May 28, 1996.

                  3.02** Bylaws of Saks Holdings, Inc., as amended and restated effective February 27, 1998.

                  11.01        Statement Re:  Computation of Earnings per share.

                  27.01        Financial Data Schedule.

Item 6 (b)        Reports on Form 8-K.

                  A report on Form 8-K was filed with the Commission on July 4, 1998 regarding a definitive agreement and plan of merger with Proffitt's, Inc.

                  * Incorporated herein by reference to Saks Holdings, Inc.'s registration statement on Form S-1 (File No.  333-2426).

                  **Incorporated herein by reference to Saks Holdings, Inc.'s report on Form 8-K (File No.001-14346).

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SAKS HOLDINGS, INC.
                                                (Registrant)

Dated: September 15, 1998                       /s/ Mark E. Hood
                                                -------------------------------
                                                Mark E. Hood
                                                Executive Vice President
                                                Chief Financial Officer